Form 10-K405
period 1995-12-31
PHYSICIAN SUPPORT SYSTEMS INC
filed 1996-04-25
CIK 878760

________________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

NOTE: THIS  SPECIAL  FINANCIAL REPORT  FILED PURSUANT  TO  RULE 15d-2  UNDER THE
      SECURITIES EXCHANGE ACT OF 1934 CONTAINS ONLY FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

                        COMMISSION FILE NUMBER: 33-80731
                            ------------------------

                        PHYSICIAN SUPPORT SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                  13-3624081
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION CODE)

                         ROUTE 230 AND EBY-CHIQUES ROAD
                          MT. JOY, PENNSYLVANIA 17552
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (717) 653-5340
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.001 per share
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on April 15, 1996 was $91,700,000.

     As of the close of business on April 15, 1996 there were 6,265,000 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
________________________________________________________________________________

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PHYSICIAN SUPPORT SYSTEMS, INC.
Mt. Joy, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Physician Support Systems, Inc. and Subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Physician Support Systems, Inc. and Subsidiary as of December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
March 12, 1996
New York, New York

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS




                                                                           DECEMBER 31,               PRO FORMA
                                                                    ---------------------------      DECEMBER 31,
                                                                       1994           1995              1995
                                                                    ------------    -----------     ------------
                                                                                                     (UNAUDITED)
                             ASSETS
Current assets:
     Cash and cash equivalents...................................   $    878,350    $   394,405      $ 20,200,069
     Accounts receivable (net of allowances of $35,000 at
       December 31, 1994 and $190,000 at December 31, 1995)......      1,145,539      3,993,408         4,500,773
     Accounts receivable -- unbilled.............................      3,207,364      3,847,616         5,251,057
     Prepaid expenses............................................        221,194        281,144           281,144
     Deferred income taxes.......................................        --             388,293           --
     Other current assets........................................        328,018        138,777           156,135
                                                                    ------------    -----------      ------------
          Total current assets...................................      5,780,465      9,043,643        30,389,178
Property and equipment -- net....................................      2,982,757      2,414,882         2,759,438
Intangible assets -- net.........................................     14,242,663     11,965,026        22,950,106
Other assets.....................................................         30,521         68,147            74,716
                                                                    ------------    -----------      ------------
          Total..................................................   $ 23,036,406    $23,491,698      $ 56,173,438
                                                                    ------------    -----------      ------------
                                                                    ------------    -----------      ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable............................................   $    316,683    $   442,172      $    570,789
     Accrued expenses............................................      2,435,724      4,856,346         5,550,933
     Short-term borrowings.......................................        --             500,000           --
     Current portion of long-term debt...........................      1,466,667      2,099,167           --
     Current portion of other long-term liabilities..............      1,037,115        603,782           603,782
     Deferred purchase price.....................................        --             --              1,912,000
     Deferred income taxes.......................................        742,733        --                 94,707
                                                                    ------------    -----------      ------------
          Total current liabilities..............................      5,998,922      8,501,467         8,732,211
                                                                    ------------    -----------      ------------
Long-term debt...................................................     15,197,430     13,830,763         5,500,000
                                                                    ------------    -----------      ------------
Other long-term liabilities......................................      1,623,391      1,158,237         1,315,811
                                                                    ------------    -----------      ------------
Deferred income taxes............................................        322,293        911,947           911,947
                                                                    ------------    -----------      ------------
Commitments and contingencies
Redeemable preferred stock:
     Par value $.01 per share: authorized 10,000 shares; 10%
       Preferred Stock, Series A and B, stated value $500 per
       share, outstanding 2,120 and 2,932.032 shares of each
       series at December 31, 1994 and 1995, respectively........      2,120,000      2,932,032           --
                                                                    ------------    -----------      ------------
Stockholders' equity (deficiency):
     Preferred stock, par value $.01 per share: authorized
       10,000,000 shares; none outstanding
     Common stock, par value $.001 per share:
       authorized 100,000,000 shares; outstanding 2,240,000
       shares at December 31, 1994 and 1995......................          2,240          2,240             6,265
     Additional paid-in capital..................................        125,760        125,760        43,677,952
     Accumulated deficit.........................................     (2,353,630)    (3,970,748)       (3,970,748)
                                                                    ------------    -----------      ------------
                                                                      (2,225,630)    (3,842,748)       39,713,469
                                                                    ------------    -----------      ------------
          Total..................................................   $ 23,036,406    $23,491,698      $ 56,173,438
                                                                    ------------    -----------      ------------
                                                                    ------------    -----------      ------------

                See notes to consolidated financial statements.

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1993          1994          1995
                                                                       -----------   -----------   -----------
Revenue..............................................................  $13,080,015   $18,772,920   $19,583,657
                                                                       -----------   -----------   -----------
Operating expenses:
     Salaries and wages..............................................    5,898,379     8,866,498     9,660,587
     General and administrative......................................    4,291,026     6,722,621     6,845,697
     Depreciation and amortization...................................    2,565,868     3,348,752     3,378,594
                                                                       -----------   -----------   -----------
          Total operating expenses...................................   12,755,273    18,937,871    19,884,880
                                                                       -----------   -----------   -----------
Income (loss) from operations........................................      324,742      (164,951)     (301,223)
                                                                       -----------   -----------   -----------
Other expenses:
     Interest expense................................................    1,261,939     1,525,850     1,475,821
     Other, net......................................................       38,415       186,334        (3,683)
                                                                       -----------   -----------   -----------
          Total other expenses.......................................    1,300,354     1,712,184     1,472,138
                                                                       -----------   -----------   -----------
Income (loss) before income taxes (benefit)..........................     (975,612)   (1,877,135)   (1,773,361)
Income taxes (benefit)...............................................     (303,130)     (809,903)     (499,550)
                                                                       -----------   -----------   -----------
Net income (loss)....................................................     (672,482)   (1,067,232)   (1,273,811)
Preferred stock dividends............................................     (213,333)     (230,800)     (280,980)
                                                                       -----------   -----------   -----------
Net (loss) applicable to common stock................................  $  (885,815)  $(1,298,032)  $(1,554,791)
                                                                       -----------   -----------   -----------
                                                                       -----------   -----------   -----------
Net (loss) per share.................................................  $     (0.40)  $     (0.58)  $     (0.69)
                                                                       -----------   -----------   -----------
                                                                       -----------   -----------   -----------
Weighted average shares outstanding..................................    2,240,000     2,240,000     2,240,000
                                                                       -----------   -----------   -----------
                                                                       -----------   -----------   -----------

                See notes to consolidated financial statements.

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                           TOTAL
                                                      COMMON STOCK        ADDITIONAL                   STOCKHOLDERS'
                                                   -------------------     PAID-IN      ACCUMULATED       EQUITY
                                                    SHARES      AMOUNT     CAPITAL        DEFICIT      (DEFICIENCY)
                                                   ---------    ------    ----------    -----------    -------------

Balance, January 1, 1993........................   2,240,000    $2,240     $125,760     $  (187,916)    $   (59,916)
     Net loss...................................      --         --          --            (672,482)       (672,482)
     Redeemable preferred stock distributions...      --         --          --            (200,000)       (200,000)
                                                   ---------    ------    ----------    -----------    -------------
Balance, December 31, 1993......................   2,240,000    2,240       125,760      (1,060,398)       (932,398)
     Net loss...................................      --         --          --          (1,067,232)     (1,067,232)
     Preferred stock issued in lieu of cash
       dividends................................      --         --          --            (120,000)       (120,000)
     Redeemable preferred stock distributions...      --         --          --            (106,000)       (106,000)
                                                   ---------    ------    ----------    -----------    -------------
Balance, December 31, 1994......................   2,240,000    2,240       125,760      (2,353,630)     (2,225,630)
     Net loss...................................      --         --          --          (1,273,811)     (1,273,811)
     Preferred stock issued in lieu of cash
       dividends................................      --         --          --            (262,032)       (262,032)
     Accrued preferred stock dividends..........      --         --          --             (81,275)        (81,275)
                                                   ---------    ------    ----------    -----------    -------------
Balance, December 31, 1995......................   2,240,000    $2,240     $125,760     $(3,970,748)    $(3,842,748)
                                                   ---------    ------    ----------    -----------    -------------
                                                   ---------    ------    ----------    -----------    -------------

                See notes to consolidated financial statements.

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1993           1994           1995
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
     Net income (loss)..............................................   $  (672,482)   $(1,067,232)   $(1,273,811)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Pension liability provision...............................        18,360          6,920          6,298
          Deferred rent.............................................       --             668,346        160,430
          Depreciation and amortization.............................     2,565,868      3,348,752      3,378,594
          Deferred income taxes.....................................      (303,130)      (809,903)      (541,372)
          Loss on disposal of property and equipment................         3,795        202,798          6,695
          Provision for doubtful accounts receivable................        35,000         63,203        155,000
          Accrued preferred stock dividends.........................       --             --             (81,275)
          Changes in operating assets and liabilities:
               Accounts receivable..................................        64,776        179,350     (3,002,869)
               Accounts receivable -- unbilled......................       208,446       (207,304)      (640,252)
               Prepaid expenses.....................................       (59,347)        75,828        (59,950)
               Other current assets.................................      (156,208)       (57,810)       189,241
               Other assets.........................................         1,642         16,571        (37,626)
               Accounts payable.....................................      (117,839)        95,406        125,489
               Accrued expenses.....................................       112,101        495,632      2,420,622
               Operating improvement reserve........................       (15,738)      (761,504)      (834,867)
                                                                       -----------    -----------    -----------
                    Net cash provided by operating activities.......     1,685,244      2,249,053        (29,653)
                                                                       -----------    -----------    -----------
Cash flows from investing activities:
     Acquisition of Spring, net of cash acquired....................    (2,720,854)       --             --
     Capital expenditures...........................................      (130,369)      (534,745)      (539,777)
     Proceeds from disposal of property and equipment...............        16,735        161,050        --
                                                                       -----------    -----------    -----------
                    Net cash used in investing activities...........    (2,834,488)      (373,695)      (539,777)
                                                                       -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from long-term borrowings.............................     8,000,000        --             --
     Proceeds from short-term borrowings............................       --             --             500,000
     Principal payments on long-term debt...........................    (6,216,731)    (1,266,666)      (734,167)
     Principal payments on capital lease obligations................      (141,919)      (280,847)      (230,348)
     Issuance of redeemable preferred stock.........................       --             --             550,000
     Redeemable preferred stock distributions.......................      (200,000)      (106,000)       --
                                                                       -----------    -----------    -----------
                    Net cash (used in) provided by financing
                      activities....................................     1,441,350     (1,653,513)        85,485
                                                                       -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents................       292,106        221,845       (483,945)
Cash and cash equivalents, beginning of period......................       364,399        656,505        878,350
                                                                       -----------    -----------    -----------
Cash and cash equivalents, end of period............................   $   656,505    $   878,350    $   394,405
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
Supplemental investing activity:
     Fair value of Spring assets acquired...........................   $12,657,486    $   --         $   --
     Cash acquired..................................................      (312,146)       --             --
     Liabilities assumed............................................    (2,124,486)       --             --
     Subordinated note issued.......................................    (5,500,000)       --             --
     Reserve for Spring office move and consolidation...............    (2,000,000)       --             --
                                                                       -----------    -----------    -----------
                    Net cash paid for acquisition...................   $ 2,720,854    $   --         $   --
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
Supplemental disclosure of cash flow information:
     Cash paid for interest.........................................   $ 1,086,525    $ 1,328,405    $ 1,118,216
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
     Capital lease obligations incurred in acquisition of
       equipment....................................................   $    84,702    $   294,534    $   --
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

                See notes to consolidated financial statements.

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

1. BASIS OF PRESENTATION

     a. Description of the Business -- Physician Support Systems, Inc. (a Delaware corporation) and Subsidiary (the 'Company' or 'PSS') are engaged in the business of providing business management services to primarily hospital-affiliated physicians.

     b. Business Combination -- On August 12, 1993 (effective August 1, 1993), the Company acquired 100 percent of the outstanding common stock of Spring Anesthesia Group, Inc. ('Spring') for approximately $8,533,000, including approximately $3,033,000 in cash and a $5,500,000 subordinated note. This acquisition was accounted for under the purchase method of accounting and, accordingly, the net assets acquired were recorded at their fair values on the effective date of acquisition. Results of operations for Spring from the effective date of acquisition through December 31, 1993 are included in the Company's consolidated statement of operations for the year ended December 31, 1993. The excess purchase price over fair value of net assets acquired of approximately $5,756,000 is being amortized on the straight-line method over 20 years.

     c. Pro Forma Balance Sheet -- The December 31, 1995 pro forma balance sheet gives effect to the sale of shares of common stock in the Company's initial public offering which was completed on February 12, 1996 and the simultaneous acquisition of the Acquired Businesses, repayment of short and long-term debt and redemption of preferred stock (see Note 12).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Spring. All significant intercompany balances and transactions have been eliminated in consolidation.

     b. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c. Revenue Recognition -- The Company estimates fees that will be invoiced upon collection of physician accounts receivable and recognizes such revenues when substantially all services to be performed by the Company have been completed. Accounts receivable -- unbilled, represents amounts recognized for services rendered but not yet invoiced and is based on the Company's estimate of the fees that will be collected from clients when patient accounts are collected. This estimate is calculated by applying the Company's management fee percentage to an estimate of the clients' collections that will be achieved on amounts billed to patients and their insurers. The Company revises its estimate of its unbilled accounts receivable each month based on its clients' billing and collection information for that month. The Company provides for additional costs necessary to complete the collection process.

     Accounts receivable primarily represents amounts invoiced to clients. The Company provided $35,000, $63,203 and $155,000 for doubtful accounts in the years ended December 31, 1993, 1994 and 1995, respectively, and wrote off $-0-, $63,203 and $-0- against its allowance for doubtful accounts in the years ended December 31, 1993, 1994 and 1995, respectively. Also included in accounts receivable at December 31, 1995 are reimbursements for professional fees incurred in connection with a proposed business transaction.

     d. Cash and Cash Equivalents -- The Company considers its highly liquid overnight investments to be cash equivalents.

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

     e. Cash in Escrow -- The Company holds cash collected on behalf of its physician customers in escrow and remits amounts due to physicians weekly. Approximately $2,178,600 and $2,875,258 of cash in escrow was offset against amounts due to physicians on the Company's balance sheet at December 31, 1994 and 1995, respectively.

     f. Property and Equipment -- Depreciation and amortization are computed on a straight-line basis over the shorter of estimated useful lives of the assets or lease terms.

     g. Intangible Assets -- Amortization is computed on a straight-line basis over estimated useful lives of the assets. From time to time the Company compares the carrying value of its goodwill to an estimate of the Company's fair value in order to evaluate the reasonableness of the carrying value and remaining amortization period of the goodwill. Fair value is computed using projections of future cash flows. There was no effect on the Company's financial position or results of operations from the adoption of Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets.'

     h. Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes,' which requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income taxes/benefit is the tax payable/receivable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

     i. Net (Loss) Per Share -- Net (loss) per common share is calculated using the weighted average number of common shares outstanding during each of the periods retroactively restated to give effect to the 1,400-for-one stock split (see Note 12).

     j. Reclassifications -- Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                  ESTIMATED     --------------------------
                                                                 USEFUL LIFE        1994           1995
                                                                 -----------    ------------    ----------

Furniture and fixtures........................................         7         $  528,914     $  650,284
Equipment.....................................................         5          1,535,445      1,715,086
Computer software.............................................         5          2,650,000      2,650,000
Vehicles......................................................         5             16,768         27,768
Leasehold improvements........................................        10            310,760        412,575
                                                                                ------------    ----------
                                                                                  5,041,887      5,455,713
                                                                                ------------    ----------
Less accumulated depreciation and amortization................                    2,059,130      3,040,831
                                                                                ------------    ----------
                                                                                 $2,982,757     $2,414,882
                                                                                ------------    ----------
                                                                                ------------    ----------

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                                      DECEMBER 31,
                                                                ESTIMATED     -----------------------------
                                                               USEFUL LIFE        1994            1995
                                                               -----------    ------------    -------------

Physician contracts.........................................       6 - 10     $  9,883,290     $ 9,883,290
Noncompetition agreements...................................            5        3,727,042       3,727,042
Excess purchase price over fair value of net assets
  acquired..................................................           20        6,076,005       6,076,005
Other.......................................................            5          441,458         441,458
                                                                              ------------    -------------
                                                                                20,127,795      20,127,795
Less accumulated amortization...............................                     5,885,132       8,162,769
                                                                              ------------    -------------
                                                                              $ 14,242,663     $11,965,026
                                                                              ------------    -------------
                                                                              ------------    -------------

5. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                                    DECEMBER 31,
                                                                            -----------------------------
                                                                                1994            1995
                                                                            ------------    -------------
Estimated costs necessary to complete the collection process for unbilled
  receivables............................................................    $  853,411      $   638,338
Accrued payroll, benefits and related liabilities........................       483,275          461,361
Accrued interest.........................................................       588,795          953,146
Accrued refunds..........................................................       303,305          468,428
Accrued professional fees................................................       --             2,046,128
Other....................................................................       206,938          288,945
                                                                            ------------    -------------
                                                                             $2,435,724      $ 4,856,346
                                                                            ------------    -------------
                                                                            ------------    -------------

6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                    DECEMBER 31,
                                                                            -----------------------------
                                                                                1994            1995
                                                                            ------------    -------------
Bank fixed note, 7.6% until August 11, 1996, national commercial rate plus 1.5% from August 12, 1996 through August 1, 1998, payable monthly,
  $133,333 through August 1, 1996, $150,000 through August 1, 1997,
  $166,667 through August 1, 1998 and $250,000 on August 1, 1998.........   $  6,333,334     $ 5,166,667
Bank term note, national commercial rate plus 1%, payable on February 28,
  1996...................................................................        --              300,000
Bank term note, national commercial rate plus 1 1/4%, payable monthly
  $13,500 through September 1, 1996 and $11,000 on October 1, 1996.......        --              132,500
Subordinated notes, 13%, payable $1,500,000 on August 30, 1997 and
  1998...................................................................      3,000,000       3,000,000
Subordinated notes, 9% on the first $1,350,000 due August 30, 1997, 0% on
  the remainder, payable on August 30, 1998..............................      1,830,763       1,830,763
Spring acquisition subordinated note, 7.6%, payable on August 12, 2003...      5,500,000       5,500,000
                                                                            ------------    -------------
                                                                              16,664,097      15,929,930
Less current portion.....................................................      1,466,667       2,099,167
                                                                            ------------    -------------
                                                                            $ 15,197,430     $13,830,763
                                                                            ------------    -------------
                                                                            ------------    -------------

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

     The loan agreement between the Company and the bank (the 'Bank Agreement') and certain of the subordinated notes had covenants which restricted the payment of dividends on common stock and provided that various financial limits and ratios be maintained. In addition, the Bank Agreement required an annual prepayment of the fixed rate note equal to 50 percent of the Company's cash flow as defined.

     The bank fixed rate note was secured by all assets of the Company. In addition, the stockholders pledged their shares of common stock to the bank as additional collateral.

     The bank's national commercial rate was 8.5% at December 31, 1995.

     On February 15, 1996, the Company repaid all amounts outstanding under the bank fixed note, bank term notes and subordinated notes except for the Spring acquisition subordinated note (see Note 12).

     During the year ended December 31, 1993, the interest rate on the Spring acquisition subordinated note was negotiated from 8% to 7.6%.

7. INCOME TAXES

     The income tax benefit (expense) consists of the following:

                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                  1993        1994        1995
                                                                                --------    --------    --------
Current:
     Federal.................................................................   $  --       $  --       $  --
     State...................................................................      --          --          --
                                                                                --------    --------    --------
                                                                                   --          --          --
                                                                                --------    --------    --------
Deferred:
     Federal.................................................................    272,668     520,339     476,659
     State...................................................................     30,462     289,564      22,891
                                                                                --------    --------    --------
                                                                                 303,130     809,903     499,550
                                                                                --------    --------    --------
                                                                                $303,130    $809,903    $499,550
                                                                                --------    --------    --------
                                                                                --------    --------    --------

     Deferred income tax assets and liabilities consist of the following:

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                          1994            1995
                                                                                      ------------    -------------

Deferred income tax assets:
     Net operating loss carryforwards..............................................   $   689,212      $ 1,219,821
     Valuation reserve for state net operating loss carryforwards..................       (69,374)         (89,374)
     Spring operating reserve......................................................       459,791          145,858
     Landlord allowances...........................................................        71,779          238,493
     Other.........................................................................       137,200          303,559
                                                                                      ------------    -------------
                                                                                        1,288,608        1,818,357
                                                                                      ------------    -------------
Deferred income tax liabilites:
     Physician contracts...........................................................      (847,369)        (667,625)
     Unbilled receivables..........................................................      (947,005)      (1,281,280)
     Depreciation and amortization.................................................      (554,877)        (393,106)
     Other.........................................................................        (4,383)         --
                                                                                      ------------    -------------
                                                                                       (2,353,634)      (2,342,011)
                                                                                      ------------    -------------
Net deferred income tax liability..................................................   $(1,065,026)     $  (523,654)
                                                                                      ------------    -------------
                                                                                      ------------    -------------

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

     The net deferred income tax liability is classified in the consolidated balance sheet as follows:

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                          1994            1995
                                                                                      ------------    -------------

Net current asset..................................................................   $   --            $ 388,293
Net current liability..............................................................      (742,733)        --
Net long-term liability............................................................      (322,293)       (911,947)
                                                                                      ------------    -------------
Net deferred income tax liability..................................................   $(1,065,026)      $(523,654)
                                                                                      ------------    -------------
                                                                                      ------------    -------------

     A reconciliation of the statutory Federal income tax rate and the effective rate of the provision for income taxes consists of the following:

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                       1993       1994       1995
                                                                                       -----      -----      -----

Statutory Federal income tax rate.................................................     (34.0)%    (34.0)%    (34.0)%
State income taxes, net of Federal income tax benefits............................      (9.0)      (4.3)     (2.4)
Nondeductible items...............................................................       6.1        6.2        7.1
Disallowed state net operating loss deduction.....................................      13.5       --         --
Change in state tax laws allowing previously disallowed prior years state net
  operating loss deduction........................................................      --         (8.7)      --
State net operating loss carryforwards valuation allowance........................      --          3.7        1.1
Effect of changes in state income tax rates on deferred income tax assets and
  liabilities.....................................................................      --         (6.0)      --
Prior year items..................................................................      (7.7)      --         --
                                                                                       -----      -----      -----
Effective income tax rate.........................................................     (31.5)%    (43.1)%    (28.2)%
                                                                                       -----      -----      -----
                                                                                       -----      -----      -----

     In October 1995, the Internal Revenue Service examined the tax returns of the Company for the years ended August 31, 1992 and 1993. As a result of the examination, the estimated useful lives for income tax purposes of certain physician contracts were adjusted to correspond to the estimated useful lives for financial statement purposes of 10 years and the Company's net operating loss carryforwards were reduced by approximately $1,995,000.

8. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                          1994            1995
                                                                                      ------------    -------------

Reserve for Spring operations move, consolidation and improvement..................    $1,222,758      $   387,891
Capitalized lease obligations......................................................       744,122          513,774
Pension liability (Note 10)........................................................        25,280           31,578
Deferred rent......................................................................       668,346          828,776
                                                                                      ------------    -------------
                                                                                        2,660,506        1,762,019
                                                                                      ------------    -------------
Less current portion:
     Reserve for Spring operations consolidation and improvement...................       806,246          387,891
     Capitalized lease obligations.................................................       230,869          215,891
                                                                                      ------------    -------------
                                                                                        1,037,115          603,782
                                                                                      ------------    -------------
                                                                                       $1,623,391      $ 1,158,237
                                                                                      ------------    -------------
                                                                                      ------------    -------------

     On August  1, 1993  (the effective  date of  the Company's  acquisition  of
Spring),   the  Company   established  a   $2,000,000  reserve   for  the  move,
consolidation and improvement of the Spring operations.

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

Such reserve was an estimate of the costs of consolidating operations of the Spring billing offices into one new location in a lower cost area and modifying the operating approach to include elements of the PSS methodology. The Company classifies the portion of this reserve expected to be disbursed within the next twelve months as a current liability.

     The following is a schedule of future minimum lease payments under capital leases and the present value of the minimum lease payments as of December 31, 1995:

YEAR ENDING
DECEMBER 31,                                                                          AMOUNT
- ------------                                                                         --------

   1996...........................................................................   $253,079
   1997...........................................................................    201,955
   1998...........................................................................     84,545
   1999...........................................................................     36,168
   2000...........................................................................      --
                                                                                     --------
Total minimum lease payments......................................................    575,748
Less amount representing interest.................................................     61,974
                                                                                     --------
Present value of minimum lease payments (of which $215,891 is due within one
     year)........................................................................   $513,774
                                                                                     --------
                                                                                     --------

9. EMPLOYEE BENEFIT PLANS

     Spring provides pension benefits to eligible employees under a noncontributory defined benefit pension plan. Benefits are earned on the basis of credited service and employees' highest five consecutive plan years' average compensation. The Plan was frozen effective July 1, 1993. Accordingly, no further benefits accrue to eligible employees after July 1, 1993, the accumulated benefit obligation becomes equal to the projected benefit obligation as of that date, and all benefits become vested as of that date. The Company makes contributions to the plan as necessary to satisfy the minimum funding requirements of ERISA.

     The   following  table  summarizes  the  significant  assumptions  used  in determining the pension obligations as of December 31, 1994 and 1995:

Discount rate -- pre-retirement...............................................   7.0%
Discount rate -- post-retirement..............................................   5.0
Expected long-term rate of return on assets...................................   7.0

     Assets of the plan consist primarily of investments in stocks and corporate and government bonds.

     Pension cost includes the following components:

                                                                  1993          1994           1995
                                                                ---------    -----------    -----------

Service cost -- benefits earned during the period............   $  --         $  --          $  --
Interest cost on projected benefit obligation................    (142,407)     (142,660)      (132,450)
Return on plan assets -- actual..............................      46,331        69,574        236,165
Net amortization and deferral................................      94,834        66,166       (115,681)
                                                                ---------    -----------    -----------
          Net pension cost...................................   $  (1,242)    $  (6,920)     $ (11,966)
                                                                ---------    -----------    -----------
                                                                ---------    -----------    -----------

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

     The funded status of the pension plan at December 31, 1994 and 1995 was as follows:

                                                                                1994           1995
                                                                             -----------    -----------

Projected benefit obligation (100% vested)................................   $(1,911,160)   $(1,981,163)
Plan assets at fair value.................................................     1,740,219      1,938,358
                                                                             -----------    -----------
Projected benefit obligation in excess of plan assets.....................      (170,941)       (42,805)
Unrecognized net loss.....................................................       145,661         11,227
                                                                             -----------    -----------
     Accrued pension cost.................................................   $   (25,280)   $   (31,578)
                                                                             -----------    -----------
                                                                             -----------    -----------

     The Company established a 401(k) plan that covers substantially all PSS employees age 21 or older with one year of service effective January 1, 1994. The Company did not make any contribution to the plan for the years ended December 31, 1994 or 1995.

10. COMMITMENTS

     a. Operating Leases -- Future minimum annual rental commitments under noncancelable operating leases are as follows:

YEAR ENDING
DECEMBER 31,                                                              TOTAL
- ------------                                                            ----------
   1996...............................................................   $  780,732
   1997...............................................................      642,206
   1998...............................................................      436,866
   1999...............................................................      479,060
   2000...............................................................      541,000
   Thereafter.........................................................    1,090,710
                                                                         ----------
                                                                         $3,970,574
                                                                         ----------
                                                                         ----------

     Rent expense was approximately $810,000, $1,143,000, and $1,156,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

     b. Letter of Credit -- The Company has a letter of credit from a bank in the amount of approximately $120,000 at December 31, 1995 in connection with one of its self-insured employee medical plans.

11. REDEEMABLE PREFERRED STOCK

     On August 30, 1991, the Company sold 2,000 shares of 10% Preferred Stock, Series A (the 'Series A Stock') and 2,000 shares of 10% Preferred Stock, Series B (the 'Series B Stock') (together, the '10% Preferred Stock'), stated value $500 per share, for $2,000,000. On February 28, 1994, February 28, 1995 and August 31, 1995, the Company issued stock dividends of 120 shares, 127.2 shares and 134.832 shares, respectively, of 10% Preferred Stock, Series A and 120 shares, 127.2 shares and 134.832 shares, respectively, of 10% Preferred Stock, Series B in lieu of cash dividends. On December 21, 1995, the Company sold 1,100 shares of 10% Redeemable Preferred Stock, Series A, stated value $500 per share, for $550,000.

     The Series A Stock dividends were cumulative and payable semiannually. If the Company were to merge into or consolidate with an entity such that at least a majority of the common stock of the surviving entity was not held by the common stockholders of record as of August 30, 1991, unpaid dividends would then accrue at the rate of 12 percent per annum from the latest dividend date. If the Company were to fail to pay dividends when due, the holders of Series A Stock would receive in lieu of cash dividends additional shares of preferred stock with a face amount equal to the amount of unpaid cash dividends, at the rate of 12 percent per annum, having identical terms to Series A Stock.

     The Series A Stock had no voting rights except that the Company could not change the powers, preferences or rights of the 10% Preferred Stock or issue securities senior to the 10% Preferred Stock without the approval of a majority of the holders of the 10% Preferred Stock.

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

     The Company was required to redeem all outstanding shares of Series A Stock on the earlier of August 31, 1998 or the date on which 60 percent of the Company's common stock was first held by persons other than the common stockholders of record as of August 30, 1991. The Series A Stock was to be redeemed at its stated value plus an amount equal to all accrued and unpaid dividends (whether or not declared) to the date of redemption. The Company was able at any time prior to August 31, 1998 to redeem all, or any number less than all, of the outstanding shares of Series A Stock at their stated value plus an amount equal to all accrued and unpaid dividends (whether or not declared) to the date of redemption.

     Upon liquidation, dissolution or winding up of the Company, the holders of Series A Stock were entitled to receive their pro rata share of any payment or distribution before any such payment or distribution was made on any common stock or on any other preferred stock issued but not approved by a majority of the holders of 10% Preferred Stock.

     The Series B Stock was identical to the Series A Stock except that the Series B Stock was exchangeable in whole or in part, at the option of the Company, into 10% Senior Subordinated Notes on any dividend date subsequent to December 31, 1994, provided the Company had paid all dividends accrued to the date of such exchange.

     On February 15, 1996, the Company redeemed all outstanding shares of preferred stock (see Note 12).

12. SUBSEQUENT EVENTS

     a. Stock Split -- On February 12, 1996, the Company authorized the issuance of up to 10,000,000 shares of preferred stock, increased the number of authorized shares of common stock from 5,000 to 100,000,000, changed the par value of the common stock from $.01 to $.001 per share and effected a 1,400-for-one stock split. All numbers of common shares and per share data in the accompanying financial statements have been retroactively adjusted to effect the stock split.

     b. Sale  of  Common  Shares --  On  February  12, 1996,  the  Company  sold
4,025,000 shares of common stock for $12 per share in its initial public offering. The net proceeds of such offering, of approximately $43,684,000 were used to repay all outstanding short and long-term debt except for the Spring acquisition subordinated note, redeem all outstanding shares of preferred stock and acquire three businesses (North Coast Health Care Management Group (which consisted of three affiliated companies, 'NCHC Group'), Medical Management Support Inc. ('MMS') and Data Processing Systems, Inc., ('DPS') (together, the 'Acquired Businesses')) currently providing business management services to physicians.

      c. Business Combinations -- On February 15, 1996, the Company acquired 100 percent of the outstanding common stock and substantially all of the assets and liabilities of the Companies that made up the NCHC Group and substantially all the assets and liabilities of MMS and DPS for an aggregate of approximately $12,255,000 in cash deferred payments and related transaction expenses. All of these acquisitions were accounted for under the purchase method of accounting, and, accordingly, the net assets acquired were recorded at their fair values on the date of acquisition. Excess purchase price over fair value of net assets acquired of approximately $9,217,000 will be amortized on the straight-line method over 20 years. The unaudited consolidated results of operations on a pro forma basis as if the Company had sold 4,025,000 shares of common stock for $12 per share, repaid short and long-term debt (except for the Spring acquisition subordinated note), redeemed all outstanding shares of preferred stock and purchased the Acquired Businesses on January 1, 1994 are as follows:

                                                                     1994           1995
                                                                  -----------    -----------
                                                                  (UNAUDITED)    (UNAUDITED)
Revenue........................................................   $26,897,000    $28,288,000
                                                                  -----------    -----------
                                                                  -----------    -----------
Net income.....................................................   $   977,000    $ 1,022,000
                                                                  -----------    -----------
                                                                  -----------    -----------
Net income per share...........................................         $0.16          $0.16
                                                                  -----------    -----------
                                                                  -----------    -----------
Weighted average shares outstanding............................     6,265,000      6,265,000
                                                                  -----------    -----------
                                                                  -----------    -----------

                 PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

     d. 1996 Stock Option Plan -- On February 9, 1996, the Company adopted the 1996 Stock Option Plan (the 'Plan'). A total of 939,750 authorized but unissued shares of common stock are reserved for issuance under the Plan. All options issued under the Plan have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within ten years from the date of the grant. Through February 15, 1996, the Company has issued 120,000 options under the Plan at exercise prices ranging from $12 to $15 per share. The Company expects to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation.'

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 1996.

                                             PHYSICIAN SUPPORT SYSTEMS, INC.

                                          By:     /s/ HAMILTON F. POTTER III
                                            ...................................
                                                   HAMILTON F. POTTER III
                                                  EXECUTIVE VICE PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 24, 1996.

                SIGNATURE                                                   TITLE
- ------------------------------------------  ---------------------------------------------------------------------

           /S/ PETER W. GILSON              President, Chief Executive Officer and Director (principal executive
 .........................................    officer)
             PETER W. GILSON

        /S/ HAMILTON F. POTTER III          Executive Vice President, Chief Operating and Financial Officer and
 .........................................    Director (principal accounting and financial officer)
          HAMILTON F. POTTER III

        /S/ MORTIMER BERKOWITZ III          Director
 .........................................
          MORTIMER BERKOWITZ III