Form 10-Q
period 1996-03-31
PHYSICIAN SUPPORT SYSTEMS INC
filed 1996-05-15
CIK 878760

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended   March 31, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from_________to__________



                       Commission File Number 33-80731


                       PHYSICIAN SUPPORT SYSTEMS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


                  Delaware                       13-3624081
       ____________________________          __________________
       (State or other jurisdiction           (I.R.S. Employer
            of incorporation or              Identification No.)
               organization)

                 ROUTE 230 AND EBY-CHIQUES ROAD
                    MT. JOY, PENNSYLVANIA                       17552
      ___________________________________________________________________
     (Address of principal executive offices)                 (Zip Code)

                                 (717) 653-5340
                                 ______________
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X     No
                        _____     ______

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.001 per share                  6,265,000 Shares
 _______________________________________              _______________________
                Class                                      Outstanding at
                                                            May 10, 1996

                          PHYSICIAN SUPPORT SYSTEMS, INC.


                                      INDEX

                                                               Page No.
                                                               --------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                       March 31, 1996 and December 31, 1995        2

                  Condensed Consolidated Statements of
                       Operations - Three Months Ended
                       March 31, 1996 and 1995                     3

                  Condensed Consolidated Statements of Cash
                       Flows -- Three Months Ended
                       March 31, 1996 and 1995                     4

                  Notes to Condensed Consolidated
                       Financial Statements                        5

  Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                      6

PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                    8

Signature                                                          9

Index of Exhibits

Part I. Financial Information
Item 1. Financial Statements

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                      MARCH 31,      DECEMBER 31,
                                                                        1996            1995
                                                                    ------------    -----------
                                                                     (UNAUDITED)
                             ASSETS
Current assets:
     Cash and cash equivalents...................................   $ 20,157,363    $   394,405
     Accounts receivable ........................................      2,730,158      3,993,408
     Accounts receivable -- unbilled.............................      5,520,131      3,847,616
     Prepaid expenses and other current assets...................        771,059        419,921
     Deferred income taxes.......................................        --             388,293
                                                                    ------------    -----------
          Total current assets...................................     29,178,711      9,043,643
Property and equipment -- net....................................      2,517,946      2,414,882
Intangible assets -- net.........................................     22,616,581     11,965,026
Other assets.....................................................         74,455         68,147
                                                                    ------------    -----------
          Total..................................................   $ 54,387,693    $23,491,698
                                                                    ------------    -----------
                                                                    ------------    -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable............................................   $    590,013    $   442,172
     Accrued expenses............................................      5,921,556      4,856,346
     Short-term borrowings.......................................        --             500,000
     Current portion of long-term debt...........................        --           2,099,167
     Current portion of other long-term liabilities..............        520,203        603,782
     Deferred income taxes.......................................         38,767        --
                                                                    ------------    -----------
          Total current liabilities..............................      7,070,539      8,501,467
                                                                    ------------    -----------
Long-term debt...................................................      5,500,000     13,830,763
                                                                    ------------    -----------
Other long-term liabilities......................................      1,286,677      1,158,237
                                                                    ------------    -----------
Deferred income taxes............................................        911,947        911,947
                                                                    ------------    -----------
Commitments and contingencies
Redeemable preferred stock:
     Par value $.01 per share: authorized 10,000 shares; 10%
       Preferred Stock, Series A and B, stated value $500 per
       share, outstanding 2,932.032 shares of each
       series at December 31, 1995...............................         --          2,932,032
                                                                    ------------    -----------
Stockholders' equity (deficiency):
     Preferred stock, par value $.01 per share: authorized
       10,000,000 shares; none outstanding
     Common stock, par value $.001 per share:
       authorized 100,000,000 shares; outstanding 6,265,000 and
       2,240,000 shares at March 31, 1996 and December 31, 1995
       respectively..............................................          6,265          2,240
     Additional paid-in capital..................................     43,677,952        125,760
     Accumulated deficit.........................................     (4,065,687)    (3,970,748)
                                                                    ------------    -----------
                                                                      39,618,530     (3,842,748)
                                                                    ------------    -----------
          Total..................................................   $ 54,387,693    $23,491,698
                                                                    ------------    -----------
                                                                    ------------    -----------

         See notes to condensed consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                           1996          1995
                                                                       -----------   -----------
                                                                       (UNAUDITED)   (UNAUDITED)
Revenue..............................................................  $ 6,399,412   $ 4,559,882
                                                                       -----------   -----------
Operating expenses:
     Salaries and wages..............................................    3,325,326     2,393,069
     General and administrative......................................    2,217,810     1,678,023
     Depreciation and amortization...................................      961,007       840,810
                                                                       -----------   -----------
          Total operating expenses...................................    6,504,143     4,911,902
                                                                       -----------   -----------
Income (loss) from operations........................................     (104,731)     (352,020)
                                                                       -----------   -----------
Other (income) expense:
     Interest income.................................................     (136,477)       (1,561)
     Interest expense................................................      146,364       369,118
                                                                       -----------   -----------
          Total other (income) expense...............................        9,887       367,557
                                                                       -----------   -----------
Income (loss) before income taxes (benefit)..........................     (114,618)     (719,577)
Income taxes (benefit)...............................................      (56,000)     (157,194)
                                                                       -----------   -----------
Net income (loss)....................................................      (58,618)     (562,383)
Preferred stock dividends............................................      (36,320)      (64,872)
                                                                       -----------   -----------
Net income (loss) applicable to common stock.........................     $(94,938)    $(627,255)
                                                                       -----------   -----------
                                                                       -----------   -----------
Net income (loss) per share..........................................       $(0.02)       $(0.28)
                                                                       -----------   -----------
                                                                       -----------   -----------
Weighted average shares outstanding..................................    4,398,012     2,240,000
                                                                       -----------   -----------
                                                                       -----------   -----------

         See notes to condensed consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------
                                                                          1996           1995
                                                                       -----------    -----------
                                                                       (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
     Net income (loss)..............................................   $  (58,618)     $  (562,383)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization.............................      961,007          840,810
          Deferred income taxes.....................................      (56,000)        (153,227)
          Other long-term liabilities...............................      (83,660)        (412,285)
          Changes in operating assets and liabilities:
               Accounts receivable..................................    1,906,185         (278,961)
               Accounts receivable -- unbilled......................     (263,259)          56,669
               Prepaid expenses, other current assets and other
                 assets.............................................     (319,637)          85,439
               Accounts payable.....................................       82,205          260,277
               Accrued expenses.....................................   (1,812,008)         138,121
               Deferred purchase price..............................     (166,666)        --
                                                                      ------------     -----------
                    Net cash provided by (used in) operating
                      activities....................................      189,549          (25,540)
                                                                      ------------     -----------
Cash flows from investing activities:

     Acquisitions, net of cash acquired.............................   (9,953,368)        --
     Capital expenditures...........................................      (76,405)        (211,284)
                                                                      ------------    -----------
                    Net cash used in investing activities...........  (10,029,773)        (211,284)
                                                                      ------------    -----------
Cash flows from financing activities:
     Net proceeds from sale of common stock.........................   43,556,217         --
     Repayment of short-term borrowings.............................     (500,000)        --
     Principal payments on long-term debt...........................  (10,429,930)        (233,333)
     Principal payments on capital lease obligations................      (54,753)         (65,544)
     Redemption of preferred stock..................................   (2,932,032)        --
     Redeemable preferred stock distributions.......................      (36,320)        --
                                                                      -------------   -----------
                    Net cash provided by (used in)
                      financing activities..........................   29,603,182        (298,877)
                                                                      ------------    -----------
Net increase (decrease) in cash and cash equivalents................   19,762,958        (535,701)
Cash and cash equivalents, beginning of period......................      394,405         878,350
                                                                      ------------    -----------
Cash and cash equivalents, end of period............................  $20,157,363     $   342,649
                                                                      -----------     -----------
                                                                      -----------     -----------
Supplemental investing activity:
     Fair value of assets acquired..................................  $13,850,820     $   --
     Cash acquired..................................................     (193,261)        --
     Liabilities assumed............................................    1,812,541         --
     Deferred purchase price........................................   (1,912,000)        --
                                                                       -----------    -----------
                    Net cash paid for acquisitions..................   $9,953,368     $   --
                                                                       -----------    -----------
                                                                       -----------    -----------
Supplemental disclosure of cash flow information:
     Cash paid for interest.........................................   $  381,509     $   424,020
                                                                       -----------    -----------
                                                                       -----------    -----------
     Capital lease obligations incurred in acquisition of
       equipment....................................................   $   --         $   --
                                                                       -----------    -----------
                                                                       -----------    -----------

                See notes to condensed consolidated financial statements.

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K.

     The unaudited financial information contained herein reflects all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1996 and 1995.

2. COMMON STOCK

     a. Sale of common stock--On February 12, 1996, the Company authorized the issuance of up to 10,000,000 shares of preferred stock, increased the number of authorized shares of common stock from 5,000 to 100,000,000, changed the par value of its common stock from $.01 to $.001 per share and effected a 1,400-for-one stock split. In addition, on February 12, 1996, the Company sold 4,025,000 shares of common stock for $12 per share in its initial public offering of common stock. The net proceeds of such offering of approximately $43,556,000 were used to repay all outstanding short and long-term debt except for the Spring acquisition subordinated note, redeem all outstanding shares of preferred stock and acquire three businesses (North Coast Health Care Management Group (which consisted of three affiliated companies) ('NCHC Group'), Medical Management Support, Inc. ('MMS') and Data Processing Systems, Inc. ('DPS') (together, the 'Acquired Businesses')) currently providing business management services to physicians.

     b. 1996 Stock Option Plan--On February 9, 1996, the Company adopted the 1996 Stock Option Plan (the 'Plan'). A total of 939,750 authorized but unissued shares of common stock are reserved for issuance under the Plan. All options issued under the Plan have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within ten years from the date of the grant. Through March 31, 1996, the Company has issued 120,000 options under the Plan at exercise prices ranging from $12 to $15 per share.




3. BUSINESS COMBINATIONS

     On February 15, 1996, the Company acquired 100 percent of the outstanding common stock and substantially all of the assets and liabilities of the companies that made up the NCHC Group and substantially all of the assets and liabilities of MMS and DPS. On May 8, 1996, the Company acquired substantially all of the assets and liabilities of PBS Northwest, Inc. ('PBS'). The aggregate purchase price of the foregoing acquisitions was approximately $14,650,000 in cash and deferred payments. All of these acquisitions either have been or will be accounted for under the purchase method of accounting, and, accordingly, the net assets acquired either have been or will be recorded at their fair values on the dates of acquisition. Excess purchase price over fair value of net assets acquired either has been or will be amortized on the straight-line method over 20 years. The unaudited consolidated results of operations on a pro forma basis as if the Company had sold 4,025,000 shares of common stock for $12 per share, repaid short and long-term debt (except for the Spring acquisition subordinated note), redeemed all outstanding shares of preferred stock and consummated the above acquisitions on January 1, 1995 are as follows:


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                           1996        1995
                                                           ----        ----
Revenue                                                $7,693,000     $6,969,000
                                                       ----------     ----------
                                                       ----------     ----------
Net income (loss)                                      $  169,000     $ (106,000)
                                                       ----------     ----------
                                                       ----------     ----------
Net income (loss) per share                            $     0.03     $   (0.02)
                                                       ----------     ----------
                                                       ----------     ----------
Weighted average shares outstanding                     6,265,000     6,265,000
                                                       ----------     ----------
                                                       ----------     ----------


4. LONG-TERM DEBT

     On February 15, 1996, the Company repaid all outstanding short and long-term debt except for the Spring acquisition subordinated note.

     On May 2, 1996, the Company received a commitment from its bank for a $15 million line of credit through June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      The Company is a leading provider of business management services to hospital-affiliated physicians. In providing its clients with business management services, the Company manages the billing process for its clients, including preparation and follow-up on bills from physicians for medical services provided by such physicians to their patients. The Company is generally compensated with a management fee based upon net receipts of its clients.

      On February 12, 1996, the Company sold 4,025,000 shares of common stock for $12 per share in its initial public offering of common stock. The net proceeds of such offering of approximately $43,556,000 were used to repay all outstanding short and long-term debt except for the Spring acquisition subordinated note, redeem all outstanding shares of preferred stock and acquire three businesses (North Coast Health Care Management Group (which consisted of three affiliated companies) ('NCHC Group'), Medical Management Support, Inc. ('MMS') and Data Processing Systems, Inc. ('DPS') (together, the 'Acquired Businesses')) currently providing business management services to physicians. See 'ACQUISITIONS.'

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's latest annual report on Form 10-K.


ACQUISITIONS

     On February 15, 1996 (effective February 1, 1996), the Company acquired 100 percent of the outstanding common stock and substantially all the assets and liabilities of the companies that made up the North Coast Health Care Management Group (which consisted of three affiliated companies) ('NCHC Group') for approximately $8,000,000 in cash and deferred payments.

     On February 15, 1996, the Company acquired substantially all the assets and liabilities of Medical Management Support, Inc. ('MMS') for approximately $2,500,000 in cash.

     On February 15, 1996, the Company acquired substantially all the assets and liabilities of Data Processing Systems, Inc. ('DPS') for approximately $1,150,000 in cash and deferred payments. The payment of the deferred payments is subject to DPS' retention of clients.

     On May 8, 1996, the Company acquired substantially all the assets and liabilities of PBS Northwest, Inc. ('PBS') for approximately $3,000,000 in cash.

     Each of the foregoing acquisitions was or will be accounted for under the purchase method of accounting, and, accordingly, the net assets acquired were or will be recorded at their fair values on the date of acquisition. Excess purchase price over fair value of net assets acquired is being or will be amortized on the straight-line method over 20 years.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, the percentages of net revenue represented by certain items reflected in the Company's statement of operations.


                                                     THREE MONTHS ENDED
                                                --------------------------------
                                                MARCH 31, 1996    MARCH 31, 1995
                                                --------------    --------------
Revenues                                             100.0%            100.0%

Salaries and wages                                    52.0              52.5
General and administrative expenses                   34.7              36.8
Depreciation and amortization                         15.0              18.4
                                                    ------            ------
Income (loss) from operations                         (1.6)             (7.7)
Interest income                                       (2.1)              --
Interest expense                                       2.3               8.1
                                                    ------            ------
Income (loss) before income taxes (benefit)           (1.8)            (15.8)
Income taxes (benefit)                                (0.9)             (3.5)
                                                    ------            ------
Net income (loss)                                     (0.9)%           (12.3)%
                                                    ------            ------
                                                    ------            ------

Revenues

     Revenues increased approximately 40% from $4,560,000 for the three months ended March 31, 1995 to $6,399,000 for the three months ended March 31, 1996. Such increase resulted from businesses acquired during the three months ended March 31, 1996, and increases in the number of clients served by the Company in the three months ended March 31, 1996 compared to the three months ended March 31, 1995.


Salaries and Wages

     Salaries and wages increased approximately 39% from $2,393,000 for the three months ended March 31, 1995 to $3,325,000 for the three months ended March 31, 1996. Such increase resulted from businesses acquired during the three months ended March 31, 1996, increases in the number of clients served by the Company and increases related to entry into new geographic markets where revenues to be realized lag expenses incurred.

General and Administrative Expenses

     General and administrative expenses increased approximately 32% from $1,678,000 for the three months ended March 31, 1995 to $2,218,000 for the three months ended March 31, 1996. Such increase resulted from businesses acquired during the three months ended March 31, 1996, increases in the number of clients served by the Company and increases related to entry into new geographic markets where revenues to be realized lag expenses incurred.

Depreciation and Amortization

     Depreciation and amortization increased approximately 14% from $841,000 for the three months ended March 31, 1995 to $961,000 for the three months ended March 31, 1996. Such increase resulted primarily from businesses acquired during the three months ended March 31, 1996.

Interest Income

     Interest income increased from $2,000 for the three months ended March 31, 1995 to $136,000 for the three months ended March 31, 1996 as a result of interest earned on excess cash proceeds from the Company's initial public offering of common stock.

Interest Expense

     Interest expense decreased approximately 60% from $369,000 for the three months ended March 31, 1995 to $146,000 for the three months ended March 31, 1996. Such decrease resulted from decreased levels of short and long-term debt after repayment of such borrowings from proceeds from the Company's initial public offering of common stock.

Income Taxes (Benefit)

     The Company's effective rate for income taxes (benefit) increased from 22% for the three months ended March 31, 1995 to 49% for the three months ended March 31, 1996. Such increase resulted from differing levels in each year of projected annual pretax income or loss and the effect on such projected levels of items not deductible for federal income tax purposes.

Net Loss and Net Loss Per Share

     Net loss and net loss per share result from the accumulation of the items described above and the increase in the weighted average number of shares outstanding resulting from the Company's initial public offering of common stock.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital and cash and cash equivalents were $22,108,000 and $20,157,000, respectively, at March 31, 1996 compared to $542,000 and $394,000, respectively, at December 31, 1995. Such increases in working capital and cash and cash equivalents result primarily from excess cash proceeds from the Company's initial public offering of common stock. Such excess proceeds are primarily invested in obligations of the U.S. Treasury or other U.S. government agencies or other highly liquid short-term corporate securities.

     The Company's total short and long-term debt was $5,500,000 at March 31, 1996 compared to $16,430,000 at December 31, 1995. The Company repaid all outstanding short and long-term debt except for the Spring subordinated note out of proceeds from its initial public offering of common stock.

     On May 2, 1996, the Company received a commitment from its bank for a $15 million line of credit through June 30, 1998.

     The Company believes anticipated cash flow from operations, cash and cash equivalents on hand and borrowing capacity from its line of credit commitment are adequate for its anticipated financing needs.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

              EXHIBIT NUMBER                       DESCRIPTION
              --------------                       -----------

            10                                     Employment Agreement, dated
                                                   as of February 14, 1996, by
                                                   and between the Company and
                                                   David S. Geller

            27                                     Financial Data Schedule

(b) No current report on form 8-K was filed during the fiscal period to which this report relates.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1996.

                                             PHYSICIAN SUPPORT SYSTEMS, INC.

                                          By:     /s/ DAVID S. GELLER
                                            ...................................
                                                     DAVID S. GELLER
                                                  SENIOR VICE PRESIDENT
                                                 CHIEF FINANCIAL OFFICER

                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

                               EXHIBIT INDEX


              EXHIBIT NUMBER                       DESCRIPTION
              --------------                       -----------

            [S]                                    [C]
            10                                     Employment Agreement, dated
                                                   as of February 14, 1996, by
                                                   and between the Company and
                                                   David S. Geller

            27                                     Financial Data Schedule