Form 10-Q
period 1996-06-30
PHYSICIAN SUPPORT SYSTEMS INC
filed 1996-08-16
CIK 878760

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended June 30, 1996

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

 Common Stock, par value $.001 per share                  7,221,628 Shares
 _______________________________________              _______________________
                Class                                      Outstanding at
                                                          August 10, 1996

                          PHYSICIAN SUPPORT SYSTEMS, INC.


                                      INDEX

                                                               Page No.
                                                               --------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                       June 30, 1996 and December 31, 1995         2

                  Condensed Consolidated Statements of
                       Operations - Three and Six Months
                       Ended June 30, 1996 and 1995                3

                  Condensed Consolidated Statements of Cash
                       Flows -- Six Months Ended
                       June 30, 1996 and 1995                      4

                  Notes to Condensed Consolidated
                       Financial Statements                        5

  Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                      7

PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                    10

Signature                                                          11

Index of Exhibits

Part I. Financial Information
Item 1. Financial Statements

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                       JUNE 30,      DECEMBER 31,
                                                                        1996            1995
                                                                    ------------    -----------
                                                                     (UNAUDITED)
                             ASSETS
Current assets:
     Cash and cash equivalents...................................   $ 15,060,323    $ 1,019,562
     Accounts receivable ........................................      4,893,465      5,495,189
     Accounts receivable -- unbilled.............................      8,771,761      6,120,168
     Prepaid expenses and other current assets...................        862,767        604,021
                                                                    ------------    -----------
          Total current assets...................................     29,588,316     13,238,940
Property and equipment -- net....................................      3,692,427      3,678,996
Intangible assets -- net.........................................     26,596,563     11,965,026
Other assets.....................................................        167,738        154,537
                                                                    ------------    -----------
          Total..................................................   $ 60,045,044    $29,037,499
                                                                    ------------    -----------
                                                                    ------------    -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable............................................   $    958,857    $   789,021
     Accrued expenses............................................      9,112,221      5,637,915
     Short-term borrowings.......................................        --             600,000
     Current portion of long-term debt...........................         78,576      2,237,744
     Current portion of other long-term liabilities..............        545,164        710,188
     Deferred income taxes.......................................        244,058        267,659
                                                                    ------------    -----------
          Total current liabilities..............................     10,938,876     10,242,527
                                                                    ------------    -----------
Long-term debt...................................................      5,672,557     14,052,609
                                                                    ------------    -----------
Other long-term liabilities......................................      1,813,338      1,564,942
                                                                    ------------    -----------
Deferred income taxes............................................        991,172        991,172
                                                                    ------------    -----------
Commitments and contingencies
Redeemable preferred stock:
     Par value $.01 per share: authorized 10,000 shares; 10%
       Preferred Stock, Series A and B, stated value $500 per
       share, outstanding 2,932.032 shares of each
       series at December 31, 1995...............................         --          2,932,032
                                                                    ------------    -----------
Stockholders' equity (deficiency):
     Preferred stock, par value $.01 per share: authorized
       10,000,000 shares; none outstanding
     Common stock, par value $.001 per share:
       authorized 100,000,000 shares; outstanding 7,221,628 and
       3,185,000 shares at June 30, 1996 and December 31, 1995
       respectively..............................................          7,222          3,185
     Additional paid-in capital..................................     44,272,218        470,038
     Accumulated deficit.........................................     (3,650,339)    (1,219,006)
                                                                    ------------    -----------
                                                                      40,629,101       (745,783)
                                                                    ------------    -----------
          Total..................................................   $ 60,045,044    $29,037,499
                                                                    ------------    -----------
                                                                    ------------    -----------

         See notes to condensed consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------         ------------------------------
                                                           1996          1995                   1996               1995
                                                       -----------   -----------            -----------        -----------
                                                       (UNAUDITED)   (UNAUDITED)            (UNAUDITED)        (UNAUDITED)
Revenues.............................................  $10,337,432   $ 7,431,197            $19,388,552        $14,262,836
                                                       -----------   -----------            -----------        -----------
Operating expenses:
     Salaries and wages..............................    5,435,581     3,732,448             10,227,302          7,387,875
     General and administrative......................    3,280,323     2,577,301              6,516,011          5,173,091
     Depreciation and amortization...................    1,022,470       958,857              2,088,984          1,908,645
     Interest income.................................     (226,691)       (3,893)              (375,889)            (8,291)
     Interest expense................................      136,611       384,465                303,156            768,958
     Merger costs....................................    1,150,000          --                1,150,000               --
     Restructuring charge............................    2,500,000          --                2,500,000               --
                                                       -----------   -----------            -----------        -----------
Income (loss) before income taxes (benefit)..........   (2,960,862)     (217,981)            (3,021,012)          (967,442)
Income taxes (benefit)...............................     (630,000)      (33,742)              (656,000)          (202,890)
                                                       -----------   -----------            -----------        -----------
Net income (loss)....................................   (2,330,862)     (184,239)            (2,365,012)          (764,552)
Preferred stock dividends............................         --         (67,416)               (36,320)          (132,288)
                                                       -----------   -----------            -----------        -----------
Net income (loss) applicable to common stock.........  $(2,330,862)  $  (251,655)           $(2,401,332)       $  (896,840)
                                                       -----------   -----------            -----------        -----------
                                                       -----------   -----------            -----------        -----------
Net income (loss) per share..........................       $(0.32)       $(0.08)                $(0.38)            $(0.28)
                                                       -----------   -----------            -----------        -----------
                                                       -----------   -----------            -----------        -----------
Weighted average shares outstanding..................    7,262,427     3,185,000              6,308,655          3,185,000
                                                       -----------   -----------            -----------        -----------
                                                       -----------   -----------            -----------        -----------

         See notes to condensed consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------------
                                                                          1996               1995
                                                                       -----------       -----------
                                                                       (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
     Net income (loss)..............................................   $(2,365,012)    $  (764,552)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization.............................     2,088,984       1,908,645
          Deferred income taxes.....................................      (656,000)       (253,751)
          Other long-term liabilities...............................      (168,714)       (498,006)
          Changes in operating assets and liabilities:
               Accounts receivable..................................     1,598,571        (460,282)
               Accounts receivable -- unbilled......................      (466,087)       (161,354)
               Prepaid expenses, other current assets and other
                 assets.............................................      (206,817)       (121,319)
               Accounts payable.....................................        93,793         (24,527)
               Accrued expenses.....................................      (392,462)        179,003
                                                                      ------------     -----------
                    Net cash provided by (used in) operating
                      activities....................................      (473,744)       (196,143)
                                                                      ------------     -----------
Cash flows from investing activities:

     Acquisitions, net of cash acquired.............................   (14,661,135)          --
     Capital expenditures...........................................      (291,498)       (453,885)
                                                                      ------------     -----------
                    Net cash used in investing activities...........   (14,952,633)       (453,885)
                                                                      ------------     -----------
Cash flows from financing activities:
     Net proceeds from sale of common stock.........................    43,806,217        --
     Proceeds from short-term borrowings............................       --              200,000
     Repayment of short-term borrowings.............................      (600,000)       --
     Principal payments on long-term debt...........................   (10,539,218)       (337,583)
     Principal payments on capital lease obligations................      (159,509)       (151,202)
     Common stock dividends.........................................       (72,000)        (60,000)
     Redemption of preferred stock..................................    (2,932,032)       --
     Redeemable preferred stock distributions.......................       (36,320)       --
                                                                      -------------    -----------
                    Net cash provided by (used in)
                      financing activities..........................    29,467,138        (348,785)
                                                                      -------------    -----------
Net increase (decrease) in cash and cash equivalents................    14,040,761        (998,813)
Cash and cash equivalents, beginning of period......................     1,019,562       1,618,755
                                                                      ------------     -----------
Cash and cash equivalents, end of period...........................   $ 15,060,323     $   619,942
                                                                      ------------     -----------
                                                                      ------------     -----------
Supplemental investing activity:
     Fair value of assets acquired..................................  $ 19,876,748     $   --
     Cash acquired..................................................      (316,877)        --
     Liabilities assumed............................................    (2,636,736)        --
     Deferred purchase price........................................    (2,262,000)        --
                                                                      ------------     -----------
                    Net cash paid for acquisitions..................  $ 14,661,135     $   --
                                                                      ------------     -----------
                                                                      ------------     -----------
Supplemental disclosure of cash flow information:
     Cash paid for interest.........................................  $  1,224,181     $   594,250
                                                                      ------------     -----------
                                                                      ------------     -----------
     Capital lease obligations incurred in acquisition of
       equipment....................................................  $     --         $   --
                                                                      ------------     -----------
                                                                      ------------     -----------

                See notes to condensed consolidated financial statements.

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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

     The unaudited financial information contained herein reflects all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1996 and 1995.

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

     b. 1996 Stock Option Plan--On February 9, 1996, the Company adopted the 1996 Stock Option Plan (the 'Plan'). A total of 939,750 authorized but unissued shares of common stock are reserved for issuance under the Plan. All options issued under the Plan through June 30, 1996 have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within ten years from the date of the grant. Through June 30, 1996, the Company has issued 165,000 options under the Plan at exercise prices ranging from $12 to $21.75 per share.




3. BUSINESS COMBINATIONS

     On February 15, 1996, the Company acquired 100 percent of the outstanding common stock and substantially all of the assets and liabilities of the companies that made up the NCHC Group for approximately $8,000,000 in cash and deferred payments.

     On February 15, 1996, the Company acquired substantially all of the assets and liabilities of MMS for approximately $2,500,000 in cash.

     On February 15, 1996, the Company acquired substantially all of the assets and liabilities of DPS for approximately $1,150,000 in cash and deferred payments.

     On May 8, 1996, the Company acquired substantially all of the assets and liabilities of PBS Northwest, Inc. ('PBS') for approximately $3,000,000 in cash.

     On May 21, 1996, the Company acquired substantially all of the assets and liabilities of ALM, Inc. ('ALM') for approximately $1,600,000 in cash and deferred payments plus 11,628 shares of common stock valued at approximately $250,000.

     Each of the foregoing acquisitions was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their fair values on the dates of acquisition and the results of operations of each of these companies are included in the Company's consolidated statement of operations from the respective dates of acquisition. Excess purchase price over fair value of net assets acquired of approximately $13,667,000 is being amortized on the straight-line method over 20 years.

      On June 28, 1996, the Company merged with Synergistic Systems, Inc. ('SSI') by exchanging 945,000 shares of common stock of the Company for all the oustanding shares of common stock of SSI. This transaction has been accounted for as a pooling of interests, and accordingly, all previously issued financial statements of the Company have been restated to include SSI. A reconciliation of revenues, net income (loss) and net income (loss) per share of the Company as previously reported, and combined, is as follows:

Six Months Ended June 30, 1995:
- -------------------------------


                                                       AS PREVIOUSLY
                                                          REPORTED             SSI            COMBINED
                                                       --------------          ---            --------
Revenues                                                 $9,522,273        $4,740,563        $14,262,836
Net income (loss)                                        $ (791,705)       $   27,153        $  (764,552)
Preferred stock dividends                                $ (132,288)       $     --          $  (132,288)
Net income (loss) applicable to
  common stock                                           $ (923,993)       $   27,153        $  (896,840)
Net income (loss) per share                                  $(0.41)                              $(0.28)
Weighted average shares                                   2,240,000                            3,185,000




     In connection with the SSI merger, the Company incurred approximately $1,150,000 in transaction fees and other merger related costs which are reflected in the Company's results of operations for the three months ended June 30, 1996.

     The unaudited consolidated results of operations of the Company on a pro forma basis (excluding merger costs and restructuring charge) as if the Company had sold 4,025,000 shares of common stock for $12 per share, repaid all outstanding short and long-term debt (except for The Spring Anesthesia Group, Inc. ('Spring') acquisition subordinated note), redeemed all outstanding shares of preferred stock and consummated the acquisitions of NCHC, MMS, DPS, PBS, ALM and SSI on January 1, 1995 are as follows:




                                              SIX MONTHS ENDED JUNE 30,
                                              -------------------------
                                                 1996          1995
                                                 ----          ----

Revenue                                       $21,493,000      $20,089,000
Net income (loss)                             $   468,000      $   298,000
Net income (loss) per share                       $0.06           $0.04
Weighted average shares                         7,221,628        7,221,628





4. LONG-TERM DEBT

     On February 15, 1996, the Company repaid all outstanding short and long-term debt except for the Spring acquisition subordinated note.

     On May 2, 1996, the Company received a commitment from its bank for a $15 million line of credit through June 30, 1998.


5. RESTRUCTURING CHARGE

     In June 1996, the Company recorded a restructuring charge of $2,500,000 related to the write-off of certain computer hardware and software and certain non-recurring expenses associated with a limited restructuring of operations at Spring, its subsidiary located in Stockton, California, and to the write-off of certain computer hardware and software at SSI. The Company intends to replace both the Spring and SSI operating software with its proprietary operating software as soon as is practicable.

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


ACQUISITIONS

     On February 15, 1996, the Company acquired 100 percent of the outstanding common stock and substantially all the assets and liabilities of the companies that made up the NCHC Group for approximately $8,000,000 in cash and deferred payments.

     On February 15, 1996, the Company acquired substantially all the assets and liabilities of MMS for approximately $2,500,000 in cash.

     On February 15, 1996, the Company acquired substantially all the assets and liabilities DPS for approximately $1,150,000 in cash and deferred payments. The payment of the deferred payments is subject to DPS' retention of clients.

     On May 8, 1996, the Company acquired substantially all the assets and liabilities of PBS Northwest, Inc. ('PBS') for approximately $3,000,000 in cash.

     On May 21, 1996, the Company acquired substantially all the assets and liabilities of ALM, Inc. ('ALM') for approximately $1,600,000 in cash and deferred payments plus 11,628 shares of common stock valued at approximately $250,000.

     Each of the foregoing acquisitions was accounted for under the purchase method of accounting, and, accordingly, the net assets acquired were recorded at their fair values on the date of acquisition and the results of operations of each of these companies is included in the Company's consolidated statement of operations from the respective dates of acquisition. Excess purchase price over fair value of net assets acquired is being amortized on the straight-line method over 20 years.

    On June 28, 1996, the Company merged with Synergistic Systems, Inc. ("SSI") by exchanging 945,000 shares of common stock of the Company for all the outstanding shares of common stock of SSI. This transaction has been accounted for as a pooling of interests, and accordingly, all previously issued financial statements of the Company have been restated to include SSI.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, the percentages of net revenue represented by certain items reflected in the Company's statement of operations.



                                                  THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                --------------------------------        -----------------------------------
                                                      1996              1995                 1996              1995
                                                --------------    --------------        --------------       --------------
Revenues                                             100.0%            100.0%                100.0%            100.0%

Salaries and wages                                    52.6              50.2                  52.7              51.8
General and administrative expenses                   31.7              34.7                  33.6              36.3
Depreciation and amortization                          9.9              12.9                  10.8              13.4
Interest and other income                             (2.2)             (0.1)                 (1.9)             (0.1)
Interest expense                                       1.3               5.2                   1.6               5.4
Merger costs                                          11.1               --                    5.9               --
Restructuring charge                                  24.2               --                   12.9               --
                                                    ------            ------                ------             -----
Income (loss) before income taxes (benefit)          (28.6)             (2.9)                (15.6)             (6.8)
Income taxes (benefit)                                 6.1               0.4                   3.4               1.4
                                                    ------            ------                ------             -----
Net income (loss)                                    (22.5)%            (2.5)%               (12.2)%            (5.4)%
                                                    ------            ------                ------             -----
                                                    ------            ------                ------             -----

Revenues

     Revenues increased approximately 39% from $7,431,000 for the three months ended June 30, 1995 to $10,337,000 for the three months ended June 30, 1996 and 36% from $14,263,000 for the six months ended June 30, 1995 to $19,389,000 for the six months ended June 30, 1996. Such increases resulted primarily from businesses acquired during the three and six months ended June 30, 1996, and increases in the number of clients served by the Company in the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. In addition, the Company's revenues during the three months ended June 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges at The Spring Anesthesia Group, Inc., ('Spring') the Company's subsidiary located in Stockton, California. See 'Restructuring Charge and Merger Costs.'

Salaries and Wages

     Salaries and wages increased approximately 46% from $3,732,000 for the three months ended June 30, 1995 to $5,436,000 for the three months ended June 30, 1996 and 38% from $7,388,000 for the six months ended June 30, 1995 to $10,227,000 for the six months ended June 30, 1996. Such increases resulted primarily from businesses acquired during the three and six months ended June 30, 1996, and increases in the number of clients served by the Company. In addition, the Company incurred increased salary and wage expenses during the three months ended June 30, 1996 in an attempt to increase the processing of physician charges at Spring. See 'Restructuring Charge and Merger Costs.'


General and Administrative Expenses

     General and administrative expenses increased approximately 27% from $2,577,000 for the three months ended June 30, 1995 to $3,280,000 for the three months ended June 30, 1996 and 26% from $5,173,000 for the six months ended June 30, 1995 to $6,516,000 for the six months ended June 30, 1996. Such increases resulted primarily from businesses acquired during the three and six months ended June 30, 1996 and increases in the number of clients served by the Company. In addition, the Company incurred increased general and administrative expenses during the three months ended June 30, 1996 in an attempt to increase the processing of physician charges at Spring. See 'Restructuring Charge and Merger Costs.'

Depreciation and Amortization

     Depreciation and amortization increased approximately 7% from $959,000 for the three months ended June 30, 1995 to $1,022,000 for the three months ended June 30, 1996 and 9% from $1,909,000 for the six months ended June 30, 1995 to $2,089,000 for the six months ended June 30, 1996. Such increases resulted primarily from businesses acquired during the three and six months ended June 30, 1996.

Interest and Other Income

     Interest and other income increased from $4,000 for the three months ended June 30, 1995 to $227,000 for the three months ended June 30, 1996 and from $8,000 for the six months ended June 30, 1995 to $376,000 for the six months ended June 30, 1996 as a result of interest earned on excess cash proceeds from the Company's initial public offering of common stock.

Interest Expense

     Interest expense decreased approximately 65% from $384,000 for the three months ended June 30, 1995 to $137,000 for the three months ended June 30, 1996 and 61% from $769,000 for the six months ended June 30, 1995 to $303,000 for the six months ended June 30, 1996. Such decreases resulted from decreased levels of short and long-term debt after repayment of such borrowings out of proceeds from the Company's initial public offering of common stock.


Restructuring Charge and Merger Costs

      In June 1996, the Company recorded a restructuring charge of $2,500,000 related to the write-off of certain computer hardware and software and certain non-recurring expenses associated with a limited restructuring of operations at Spring, and to the write-off of certain computer hardware and software at SSI.

     Spring's results in the three months ended June 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges which resulted in lower revenues during the period. In addition, the Company incurred increased salary and general and administrative expenses in an attempt to increase production. To address these operating inefficiencies, among other actions, the Company decided to replace certain computer hardware and software at Spring with its proprietary operating software. The Company recorded a restructuring charge in the three months ended June 30, 1996 of approximately $1,600,000 related to the write-off of certain computer hardware and software, and costs associated with the introduction of a new management team, some limited severance activity and other transition items.

     At the time of the SSI merger, the Company determined that it would replace certain SSI computer hardware and software with its proprietary operating software, and accordingly recorded a charge of approximately $900,000 in the three months ended June 30, 1996. In addition, the Company incurred approximately $1,150,000 in transaction fees and other merger related costs in connection with the SSI merger which are reflected in the Company's results of operations for the three months ended June 30, 1996.

     The Company intends to replace both the Spring and SSI operating software with its proprietary operating software as soon as is practicable.

Income Taxes (Benefit)

     The Company's effective rate for income taxes (benefit) increased from 16% for the three months ended June 30, 1995 to 21% for the three months ended June 30, 1996 and from 21% for the six months ended June 30, 1995 to 22% for the six months ended June 30, 1996. Such increases resulted from differing levels in each year of projected annual pretax income or loss and the effect on such projected levels of items not deductible for federal income tax purposes.

Net Loss and Net Loss Per Share

     Net loss and net loss per share result from the accumulation of the items described above and the increase in the weighted average number of shares outstanding resulting from the Company's initial public offering of common stock.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital and cash and cash equivalents were $18,649,000 and $15,060,000, respectively, at June 30, 1996 compared to $2,996,000 and $1,020,000, respectively, at December 31, 1995. Such increases in working capital and cash and cash equivalents result primarily from excess cash proceeds from the Company's initial public offering of common stock. Such excess proceeds are primarily invested in obligations of the U.S. Treasury or other U.S. government agencies or other highly liquid short-term corporate securities.

     The Company's total short and long-term debt was $5,751,000 at June 30, 1996 compared to $16,290,000 at December 31, 1995. The Company repaid all outstanding short and long-term debt, except for the Spring subordinated note, out of proceeds from its initial public offering of common stock.

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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER                                                DESCRIPTION
- ------                                                -----------

2.1                                                Asset  Purchase Agreement among PBS Northwest Incorporated, the
                                                   shareholders  of  PBS   Northwest,  Incorporated  and  PSS  PBS
                                                   Northwest,  Inc.  dated  May  8,  1996  (incorporated herein by reference to the Company's Current Report on Form 8-K dated May
                                                   14, 1996, as amended by Amendment No. 1 thereto dated  July 15,
                                                   1996).

2.2                                                Asset  Purchase  Agreement among ALM, Inc., the Shareholders of
                                                   ALM,  Inc.  and  PSS-ALM, Inc. dated May 21, 1996 (incorporated herein  by  reference  to  the Company's Current Report on Form
                                                   8-K  dated  June 4, 1996, as amended by Amendment No. 1 thereto dated August 2, 1996).

2.3                                                Agreement and Plan of Merger dated as of June 28, 1996 among the
                                                   Company, PSS Synergistic  Systems, Inc. and Synergistic Systems,
                                                   Inc. (incorporated herein  by reference to the Company's Current
                                                   Report on Form 8-K dated July 8, 1996).

3.1                                                Amended  and  Restated  Certificate  of  Incorporation  of  the
                                                   Company   (incorporated   by   reference   to   the   Company's
                                                   Registration Statement on  Form S-1  dated  December  21,  1995
                                                   (Registration No. 33-80731),  as  amended  by  Amendment  No. 2 thereto dated January 29, 1996).

3.2                                                ByLaws  of  the  Company  (incorporated  by  reference  to  the
                                                   Company's Registration Statement on Form S-1 dated December 21,
                                                   1995 (Registration No. 33-80731)).

27                                                 Financial Data Schedule





(b) Reports on Form 8-K.

     The Company filed the following reports on Form 8-K during the quarter ended June 30, 1996:

          1. Current Report dated May 14, 1996, as amended by Amendment No. 1 thereto dated July 15, 1996, reporting the Company's acquisition on May 8, 1996 of substantially all the assets of PBS Northwest, Incorporated ('PBS'). Said report, as amended, includes (i) the financial statements of PBS as of December 31, 1994 and 1995 and for the two years then ended and as of March 31, 1996 and for the three months ended March 31, 1995 and 1996 and (ii) the pro forma financial statements of the Company, giving effect to the acquisition of PBS, for the year ended December 31, 1995 and the three months ended March 31, 1996 and as of March 31, 1996.

          2. Current Report dated June 4, 1996, as amended by Amendment No. 1 thereto dated August 2, 1996, reporting the Company's acquisition on May 21, 1996 of substantially all the assets of ALM, Inc. ('ALM'). Said report as amended, includes (i) the financial statements of ALM as of December 31, 1995 and for the year then ended and as of March 31, 1996 and for the three months ended March 31, 1995 and 1996 and (ii) the pro forma financial statements of the Company, giving effect to the acquisiton of ALM, for the year ended December 31, 1995 and the three months ended March 31, 1996 and as of March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 1996.

                                             PHYSICIAN SUPPORT SYSTEMS, INC.

                                          By:     /s/ DAVID S. GELLER
                                            ...................................
                                                     DAVID S. GELLER
                                                  SENIOR VICE PRESIDENT
                                                 CHIEF FINANCIAL OFFICER

                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

                               EXHIBIT INDEX

EXHIBIT
NUMBER                                                DESCRIPTION
- ------                                                -----------
2.1                                                  Asset  Purchase  Agreement  among  PBS Northwest Incorporated,
                                                     the  shareholders  of  PBS  Northwest,   Incorporated  and PSS
                                                     PBS Northwest, Inc. dated May 8, 1996 (incorporated herein  by reference  to  the Company's  Current Report on Form 8-K dated
                                                     May  14,  1996,  as  amended  by Amendment No. 1 thereto dated
                                                     July 15, 1996).

2.2                                                  Asset Purchase Agreement among ALM, Inc., the Shareholders  of
                                                     ALM, Inc. and PSS-ALM, Inc. dated May 21,  1996  (incorporated herein  by  reference  to the Company's Current Report on Form
                                                     8-K  dated June 4, 1996, as amended by Amendment No. 1 thereto dated August 2, 1996).

2.3                                                  Agreement and Plan of Merger dated  as of  June 28, 1996 among the Company, PSS Synergistic  Systems,  Inc.  and  Synergistic
                                                     Systems,  Inc.   (incorporated  herein  by  reference  to  the
                                                     Company's Current Report on Form 8-K dated July 8, 1996).

3.1                                                  Amended  and  Restated  Certificate  of  Incorporation of  the
                                                     Company  (incorporated   by   reference   to   the   Company's
                                                     Registration Statement on  Form S-1  dated December  21,  1995
                                                     (Registration No. 33-80731), as  amended  by  Amendment  No. 2 thereto dated January 29, 1996).

3.2                                                  ByLaws  of  the  Company  (incorporated by  reference  to  the
                                                     Company's Registration Statement on  Form  S-1  dated December
                                                     21, 1995 (Registration No. 33-80731)).


27                                                   Financial Data Schedule
