Form 10-Q
period 1996-09-30
PHYSICIAN SUPPORT SYSTEMS INC
filed 1996-11-19
CIK 878760

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 1996

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from          to
                                              ----------  -----------

                        Commission File Number 33-80731

                        PHYSICIAN SUPPORT SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                                13-3624081
----------------------------                                ------------------
(State or other jurisdiction                                  (I.R.S. Employer
    of incorporation or                                      Identification No.)
      organization)

        ROUTE 230 AND EBY-CHIQUES ROAD
          MT. JOY, PENNSYLVANIA                                     17552
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (717) 653-5340
                                --------------
                Registrant's telephone number, including area code

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X               No
                      -----                   -----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.001 per share              8,665,614 Shares
------------------------------------------            ------------------
                Class                                   Outstanding at
                                                       November 10, 1996

                        PHYSICIAN SUPPORT SYSTEMS, INC.

                                     INDEX

                                                                                         Page No.
                                                                                        ---------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets -
                        September 30, 1996 and December 31, 1995                          2

                   Condensed Consolidated Statements of
                        Operations - Three and Nine Months
                        Ended September 30, 1996 and 1995                                 3

                   Condensed Consolidated Statements of Cash
                        Flows - Nine Months Ended
                        September 30, 1996 and 1995                                       4

                   Notes to Condensed Consolidated
                        Financial Statements                                              5

  Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                            9

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                               13

Signature                                                                                15

Index of Exhibits

Part I. Financial Information
Item 1. Financial Statements

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                     1996                  1995
                                                                ----------------       -------------
                                                                 (UNAUDITED)
                        ASSETS
Current assets:
     Cash and cash equivalents...............................  $   4,996,960         $  1,665,423
     Accounts receivable.....................................     13,358,765            9,976,147
     Accounts receivable -- unbilled.........................     11,203,452            6,580,002
     Due from related parties................................         --                2,396,114
     Prepaid expenses and other current assets...............      1,899,774            1,228,694
                                                                  ----------           ----------
         Total current assets................................     31,458,950           21,846,380
Property and equipment.......................................      7,707,623            5,544,590
Intangible assets -- net.....................................     43,740,216           12,265,026
Due from related parties.....................................        571,771            1,983,450
Other assets.................................................      1,764,285              182,203
                                                                  ----------           ----------
         Total...............................................  $  85,242,845         $ 41,821,649
                                                                  ==========           ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable........................................  $   2,251,593         $  2,870,315
     Accrued expenses........................................     14,844,335            7,427,929
     Short-term borrowings...................................         --                  600,000
     Current portion of long-term debt.......................      2,499,863            5,035,475
     Current portion of other long-term liabilities..........        901,443              760,188
     Deferred income taxes...................................      2,634,335              389,517
                                                                  ----------           ----------
        Total current liabilities............................     23,131,569           17,083,424
                                                                  ----------           ----------
Long-term debt...............................................      8,133,828           15,887,771
                                                                  ----------           ----------
Other long-term liabilities..................................      3,213,234            1,814,942
                                                                  ----------           ----------
Deferred income taxes........................................      1,401,482              998,049
                                                                  ----------           ----------
Commitments and contingencies
Redeemable preferred stock:
     Par value $.01 per share: authorized 10,000 shares: 10%
       Preferred stock, Series A and B, stated value $500 per
       share, outstanding 2,932,032 shares of each
       series at December 31, 1995...........................         --                2,932,032
                                                                  ----------           ----------

Stockholders' equity:
     Preferred stock, par value $.01 per share: authorized
       10,000,000 shares: none outstanding
     Common stock, par value $.001 per share:
       authorized 100,000,000 shares: outstanding 8,665,614
       and 4,343,000 shares at September 30, 1996 and
       December 31, 1995 respectively......................            8,666                4,343
     Additional paid-in capital...........................        53,088,451              478,880
     Retained earnings (accumulated deficit)..............        (3,734,385)           2,622,208
                                                                  ----------           ----------
                                                                  49,362,732            3,105,431
                                                                  ----------           ----------
              Total..........................................   $ 85,242,845         $ 41,821,649
                                                                  ==========           ==========

           See notes to condensed consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                        THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------                        -------------------------------
                                            1996                1995                                  1996              1995
                                        --------------    --------------                        --------------    --------------
                                          (UNAUDITED)       (UNAUDITED)                            (UNAUDITED)      (UNAUDITED)
Revenues                                  $17,942,609        $14,432,361                        $48,557,484         $40,811,589
                                          -----------        -----------                        -----------         -----------

Operating expenses:
        Salaries and wages..............    8,954,831          7,703,954                         25,084,787          22,334,984
        General and administrative......    5,859,599          4,529,947                         17,821,938          13,043,307
        Depreciation and amortization...    1,301,923          1,105,687                          3,791,264           3,287,745
        Interest income.................     (146,173)           (52,139)                          (610,172)           (116,950)
        Interest expense................      216,049            422,902                            741,072           1,377,261
        Other (income) expense..........           --                 --                            122,609             (19,993)
        Merger costs....................    1,200,000                 --                          2,350,000                  --
        Restructuring charge............           --                 --                          2,500,000                  --
                                          -----------       ------------                        -----------         -----------
Income (loss) before income taxes
  (benefit).............................      556,380            727,959                         (3,244,014)            905,235
Income taxes (benefit)..................    2,902,258              7,890                          2,246,258            (186,953)
                                          -----------       ------------                        -----------         -----------
Net income (loss).......................   (2,345,878)           720,069                         (5,490,272)          1,092,188
Pro forma income taxes..................   (1,939,599)           267,232                         (2,251,353)            725,119
                                          -----------       ------------                        -----------         -----------
Pro forma net income (loss).............     (406,279)           452,837                         (3,238,919)            367,069
Preferred stock dividends...............           --             67,416                             36,320             199,704
                                          -----------       ------------                        -----------         -----------
Pro forma net income (loss) applicable
  to common stock.......................  $  (406,279)      $    385,421                         (3,275,239)            167,365
                                          ===========       ============                        ===========         ===========
Pro forma net income (loss) per share...  $    (0.05)       $       0.09                        $     (0.42)        $      0.04
                                          ===========       ============                        ===========         ===========
Weighted average shares outstanding.....    8,509,577          4,343,000                          7,817,986           4,343,000
                                          ===========       ============                        ===========         ===========

           See notes to condensed consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------------
                                                                                    1996                  1995
                                                                                ------------          ------------
                                                                                (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
        Net income (loss)................................................       $(5,490,272)          $ 1,092,188
        Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
                Depreciation and amortization............................         3,791,264             3,287,745
                Deferred income taxes....................................         2,150,683              (245,820)
                Loss on disposal of property and equipment...............           122,609                 6,695
                Other long-term liabilities..............................          (341,866)             (567,248)
                Changes in operating assets and liabilities:
                        Accounts receivable..............................          (455,105)             (998,935)
                        Accounts receivable -- unbilled..................          (583,985)           (1,043,471)
                        Prepaid expenses, other current assets
                          and other assets...............................        (1,804,784)              580,314
                        Accounts payable.................................        (1,173,004)              297,755
                        Accrued expenses.................................           395,401              (374,700)
                                                                               ------------          ------------
                                Net cash provided by (used in)
                                  operating activities...................        (3,389,059)            2,034,523
                                                                               ------------          ------------
Cash flows from investing activities:
        Acquisitions, net of cash acquired...............................       (17,935,326)                  --
        Deferred purchase price..........................................        (1,166,667)                  --
        Capital expenditures.............................................        (1,403,211)             (811,226)
                                                                               ------------          ------------
                                Net cash used in investing
                                  activities.............................       (20,505,204)             (811,226)
                                                                               ------------          ------------
Cash flows from financing activities:
        Net proceeds from sale of common stock...........................        43,556,217                   --
        Proceeds from short-term borrowings..............................         3,371,875               400,000
        Repayment of short-term borrowings...............................          (600,000)                  --
        Principal payments on long-term debt.............................       (14,267,809)             (105,237)
        Principal payments on capital lease obligations..................          (370,693)             (213,265)
        Due to/from related parties......................................          (665,439)           (2,066,460)
        Common stock dividends...........................................          (830,000)             (608,147)
        Redemption of preferred stock....................................        (2,932,032)                  --
        Redeemable preferred stock distributions.........................           (36,319)                  --
                                                                               ------------          ------------
                                Net cash provided by (used in)
                                  financing activities...................        27,225,800            (2,593,109)
                                                                               ------------          ------------
Net increase (decrease) in cash and cash equivalents.....................         3,331,537            (1,369,812)
Cash and cash equivalents, beginning of period...........................         1,665,423             2,464,899
                                                                               ------------          ------------
Cash and cash equivalents, end of period.................................       $ 4,996,960           $ 1,095,087
                                                                               ------------          ------------
                                                                               ------------          ------------
Supplemental investing activity:
        Fair value of assets acquired....................................       $31,589,439           $       --
        Cash acquired....................................................          (490,231)                  --
        Liabilities assumed..............................................       (10,901,882)                  --
        Deferred purchase price..........................................        (2,262,000)                  --
                                                                               ------------          ------------
                                Net cash paid for acquisitions...........       $17,935,326           $       --
                                                                               ------------          ------------
                                                                               ------------          ------------
Supplemental disclosure of cash flow information:
        Cash paid for interest...........................................       $ 1,557,976           $ 1,301,159
                                                                               ------------          ------------
                                                                               ------------          ------------
        Capital lease obligations incurred in acquisition of
          equipment......................................................       $ 1,073,235           $       --
                                                                               ------------          ------------
                                                                               ------------          ------------

           See notes to condensed consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

        The unaudited financial information contained herein reflects all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1996 and 1995.

2.  COMMON STOCK

        a. Sale of common stock--On February 12, 1996, the Company authorized the issuance of up to 10,000,000 shares of preferred stock, increased the number of authorized shares of common stock from 5,000 to 100,000,000, changed the par value of its common stock from $.01 to $.001 per share and effected a 1,400-for-one stock split. In addition, on February 12, 1996, the Company sold 4,025,000 shares of common stock for $12 per share in its initial public offering of common stock. The net proceeds of such offering of approximately $43,556,000 were used to repay all outstanding short and long-term debt except for the Spring acquisition subordinated note, redeem all outstanding shares of preferred stock and acquire three businesses (North Coast Health Care Management Group (which consisted of three affiliated companies) ("NCHC Group"), Medical Management Support, Inc. ("MMS") and Data Processing Systems, Inc. ("DPS") (together, the "Acquired Businesses")) currently providing business management services to physicians.

        b. 1996 Stock Option Plan--On February 9, 1996, the Company adopted the 1996 Stock Option Plan (the "Original Plan"). On October 2, 1996, the Company amended and restated the Plan by adopting the Amended and Restated 1996 Stock Option Plan (the "Plan"). A total of 939,750 authorized but unissued shares of common stock are reserved for issuance under the Plan. All options issued under the Plan through September 30, 1996 have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within ten years from the date of the grant. Through September 30, 1996, the Company has issued 353,500 options under the Plan at exercise prices ranging from $12 to $22.

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

        On May 8, 1996, the Company acquired substantially all of the assets and liabilities of PBS Northwest, Inc. ("PBS") for approximately $3,000,000 in cash.

        On May 21, 1996, the Company acquired substantially all of the assets and liabilities of ALM, Inc. ("ALM") for approximately $1,600,000 in cash and deferred payments plus 11,628 shares of common stock valued at approximately $250,000.

        On September 3, 1996, the Company acquired 100 percent of the outstanding common stock and membership interests of Medical Intercept Systems Group ("MIS") for approximately $3,697,500 in cash plus 285,998 shares of common stock valued at approximately $6,184,700 plus the assumption of approximately $3,521,000 in notes payable. In connection with this acquisition, the Company accrued approximately $2,000,000 for the costs of exiting certain redundant activities.

        Each of the foregoing acquisitions has been accounted for under the purchase method of accounting, and accordingly, the net assets acquired were recorded at their fair values on the dates of acquisition and the results of operations of each of these companies are included in the Company's consolidated statement of operations from the respective dates of acquisition. Excess purchase price over fair value of net assets acquired of approximately $31,680,000 is being amortized on the straight-line method over 20 years.

        On June 28, 1996, the Company merged with Synergistic Systems, Inc. ("SSI") by exchanging 945,000 shares of common stock of the Company for all the outstanding shares of common stock of SSI.

        On August 31, 1996, the Company merged with EE&C Financial Services, Inc. ("EE&C") by exchanging 1,026,852 shares of common stock of the Company for all the outstanding shares of common stock of EE&C. In addition, the Company also repaid outstanding indebtedness of EE&C in an aggregate amount of $2,622,971 by issuing an additional 131,148 shares of common stock.

        Each of the foregoing transactions has been accounted for as a pooling of interests, and accordingly, all previously issued financial statements of the Company have been restated to include SSI and EE&C. A reconciliation of revenues, net income (loss) per share of the Company as previously reported, and combined, is as follows:


                                                         ($000S)
                                     ---------------------------------------------
                                     As Previously
                                       Reported      SSI      EE & C     Combined
                                       --------      ---      ------     --------

Q1 95
-----
Revenues                               $  4,560    $ 2,265    $ 6,558    $ 13,383
Pro forma net income (loss)                (562)       (18)       484         (96)
Preferred stock dividends                    65                                65
Pro forma earnings (loss) per share    $  (0.28)                         $  (0.04)
                                       ========                          ========
Weighted average shares                   2,240                             4,343
                                       ========                          ========

Q2 95
-----
Revenues                               $  4,962    $ 2,463    $ 5,570    $ 12,995
Pro forma net income (loss)                (229)        45        195          11
Preferred stock dividends                    67                                67
Pro forma earnings (loss) per share    $  (0.13)                         $  (0.01)
                                       ========                          ========
Weighted average shares                   2,240                             4,343
                                       ========                          ========

Q3 95
-----
Revenues                               $  5,109    $ 2,740    $ 6,583    $ 14,432
Pro forma net income (loss)                (150)       202        401         453
Preferred stock dividends                    67                                67
Pro forma earnings (loss) per share    $  (0.10)                         $   0.09
                                       ========                          ========
Weighted average shares                   2,240                             4,343
                                       ========                          ========

Q4 95
-----
Revenues                               $  4,953    $ 2,362    $ 4,909    $ 12,223
Pro forma net income (loss)                (332)      (204)    (1,058)     (1,582)
Preferred stock dividends                    81                                81
Pro forma earnings (loss) per share    $  (0.18)                         $  (0.38)
                                       ========                          ========
Weighted average shares                   2,240                             4,343
                                       ========                          ========

Q1 96
-----
Revenues                               $  6,399    $ 2,652    $ 5,776    $ 14,827
Pro forma net income (loss)                 (59)        25        149         115
Preferred stock dividends                    36                                36
Pro forma earnings (loss) per share    $  (0.02)                         $   0.01
                                       ========                          ========
Weighted average shares                   4,398                             6,501
                                       ========                          ========

Q2 96
-----
Revenues                               $ 10,337         (*)   $ 5,450    $ 15,787
Pro forma net income (loss)              (2,331)                 (616)     (2,947)
Pro forma earnings (loss) per share    $  (0.32)                         $  (0.35)
                                       ========                          ========
Weighted average shares                   7,262                             8,420
                                       ========                          ========

(*) Included in "As Previously Reported".

     In connection with the SSI merger, the Company incurred approximately $1,150,000 in transaction fees and other merger related costs which are reflected in the Company's results of operations for the three months ended June 30, 1996.

     In connection with the EE&C merger, the Company incurred approximately $1,200,000 in transaction fees and other merger related costs which are reflected in the Company's results of operations for the three months ended September 30, 1996.

     The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had sold 4,025,000 shares of common stock for $12 per share, repaid all outstanding short and long-term debt (except for The Spring Anesthesia Group, Inc. ("Spring") acquisition subordinated note), redeemed all outstanding shares of preferred stock and consummated the acquisitions of NCHC, MMS, DPS, PBS, ALM, MIS, SSI and EE&C on January 1, 1995 are as follows:


                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                                             1996               1995
                                             ----               ----
Revenue                                  $ 58,052,723       $ 53,931,593
Net income (loss)                          (5,087,124)           428,795
Net income (loss) per share                     (0.59)              0.05
Weighted average shares                     8,665,626          8,665,626


4. LONG-TERM DEBT

     On February 15, 1996, the Company repaid all outstanding short and long-term debt except for the Spring acquisition subordinated note.

     On October 28, 1996, the Company received a commitment from its bank for a $35 million line of credit for acquisitions and working capital through December 31, 1998.

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

6. INCOME TAXES

     On August 31, 1996, the Company merged with EE&C in a transaction accounted for as a pooling of interests. In connection with this transaction, the Company recorded a charge in the third quarter of approximately $1.5 million related to EE&C's change in status from an "S" Corporation to a "C" Corporation. The Company also recorded income tax expense of an additional $1.4 million related to third quarter operations. The pretax amount on which such tax provision was calculated included results of operations for EE&C only for the period subsequent to August 31, 1996 and excluded items not deductible for income tax purposes. Pro forma income taxes and pro forma net income are presented for all periods prior to August 31, 1996 to show what income taxes and net income would have been had EE&C been taxed as a "C" Corporation at those times.

7. RELATED PARTY TRANSACTIONS

     Amounts due to (from) related parties consist of the following:


                                            September 30,     December 31,
                                               1996              1995
                                            -------------     ------------

Loans receivable - stockholders             $  571,771        $ 1,983,450
                                            =============     ============

Due from affiliated companies               $      -          $ 2,396,114
                                            =============     ============

Notes payable - stockholders                $    (946,705)    $ (3,147,304)
Less: current portion (included
    in current portion of
    long-term debt)                              (130,019)      (2,231,316)
                                            -------------     ------------
Long term portion (included
    in long-term debt)                      $    (816,686)    $   (915,988)
                                            =============     ============

The amounts due from related parties primarily consists of notes receivables from shareholders resulting from certain tax transactions of EE&C Financial Services, Inc. which occured prior to the merger of that entity with the Company. Notes payable - stockholders consists of amounts due to a stockholder as a part of a common stock repurchase. Included in general and administrative expense was $138,000 and $596,000 in the three months ended September 30, 1996 and 1995 and $1,105,000 and $1,653,000 in the nine months ended September 30, 1996 and 1995 which represents legal services provided by an affiliate relating to collections on behalf of customers.

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

        On February 12, 1996, the Company sold 4,025,000 shares of common stock for $12 per share in its initial public offering of common stock. The net proceeds of such offering of approximately $43,556,000 were used to repay all outstanding short and long-term debt except for the Spring acquisition subordinated note, redeem all outstanding shares of preferred stock and acquire three businesses (North Coast Health Care Management Group (which consisted of three affiliated companies) ("NCHC Group"), Medical Management Support, Inc. ("MMS") and Data Processing Systems, Inc. ("DPS") (together, the "Acquired Businesses")) currently providing business management services to physicians. See "ACQUISITIONS."

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

        On May 8, 1996, the Company acquired substantially all the assets and liabilities of PBS Northwest, Inc. ("PBS") for approximately $3,000,000 in cash.

        On May 21, 1996, the Company acquired substantially all the assets and liabilities of ALM, Inc. ("ALM") for approximately $1,600,000 in cash and deferred payments plus 11,628 shares of common stock valued at approximately $250,000.

        On September 3, 1996, the Company acquired 100 percent of the outstanding common stock and membership interests of Medical Intercept Systems Group ("MIS") for approximately $3,697,000 in cash plus 285,998 shares of common stock valued at approximately $6,184,700 plus the assumption of approximately $3,521,000 in notes payable. In connection with this acquisition, the Company accrued approximately $2,000,000 for the costs of exiting certain redundant activities.

        Each of the foregoing acquisitions was accounted for under the purchase method of accounting, and, accordingly, the net assets acquired were recorded at their fair values on the date of acquisition and the results of operations at each of these companies is included in the Company's consolidated statement of operations from the respective dates of acquisition. Excess purchase price over fair value of net assets acquired is being amortized on the straight-line method over 20 years.

        On June 28, 1996, the Company merged with Synergistic Systems, Inc. ("SSI") by exchanging 945,000 shares of common stock of the Company for all the outstanding shares of common stock of SSI.

        On August 31, 1996, the Company merged with EE&C Financial Services, Inc. ("EE&C") by exchanging 1,026,852 shares of common stock of the Company for all the outstanding shares of common stock of EE&C. In addition, the Company also repaid outstanding indebtedness of EE&C in an aggregate amount of $2,622,971 by issuing an additional of 131,148 shares of common stock.

        Each of these transactions has been accounted for as pooling of interests, and accordingly, all previously issued financial statements of the Company have been restated to include SSI and EE&C.

RESULT OF OPERATIONS

        The following table sets forth, for the periods presented, the percentages of net revenue represented by certain items reflected in the Company's statement of operations.


                                           THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------            -------------------------------
                                               1996                1995                    1996             1995
                                           -----------          -----------            -----------       -------------
Revenues                                     100.0%                100.0%                 100.0%           100.0%
                                             -----                 -----                  -----            -----

Salaries and Wages                            49.9%                 53.4%                  51.7%            54.7%
General and Administrative                    32.7%                 31.4%                  36.7%            32.0%
Depreciation and Amortization                  7.3%                  7.7%                   7.8%             8.1%
Interest expense (income), net                 0.4%                  2.6%                   0.3%             3.1%
Other expense (income), net                    0.0%                  0.0%                   0.3%             0.0%
Merger costs                                   6.7%                  0.0%                   4.8%             0.0%
Restructuring charge                           0.0%                  0.0%                   5.1%             0.0%
                                               ----                  ----                   ----             ----

Income (loss) before income taxes              3.1%                  5.0%                  (6.7%)            2.2%
Income taxes                                  16.2%                  0.1%                   4.6%            (0.5%)
                                              -----                  ----                   ----            -----
Net income (loss)                            (13.1%)                 5.0%                 (11.3%)            2.7%

Pro forma income taxes                       (10.8%)                 1.9%                  (4.6%)            1.8%
                                              -----                  ----                   ----             ----
Pro forma net income (loss)                   (2.3%)                 3.1%                  (6.7%)            0.9%
                                               ===                   ===                    ===              ===

Revenues

     Revenues increased approximately 24.3% from $14,432,000 for the three months ended September 30, 1995 to $17,943,000 for the three months ended September 30, 1996 and 19.0% from $40,812,000 for the nine months ended September 30, 1995 to $48,557,000 for the nine months ended September 30, 1996. Such increases resulted primarily from businesses acquired during the three and nine months ended September 30, 1996, and increases in the volume of business with clients served by the Company in the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. In addition, the Company's revenues during the three and nine months ended September 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges at The Spring Anesthesia Group, Inc. ("Spring") the Company's subsidiary located in Stockton, California. See "Restructuring Charge and Merger Costs."

Salaries and Wages

     Salaries and wages increased approximately 16.2% from $7,704,000 for the three months ended September 30, 1995 to $8,955,000 for the three months ended September 30, 1996 and 12.3% from $22,335,000 for the nine months ended September 30, 1995 to $25,085,000 for the nine months ended September 30, 1996. Such increases resulted primarily from businesses acquired during the three and nine months ended September 30, 1996, and increases in the number of clients served by the Company. Overall, the Company incurred increased salary and wage expenses during the nine months ended September 30, 1996 in an attempt to increase the processing of physician charges at Spring. Salaries and wages at Spring were lower in the three months ended September 30, 1996 than during the three months ended June 30, 1996. See "Restructuring Charge and Merger Costs."

General and Administrative Expenses

     General and administrative expenses increased approximately 29.4% from $4,530,000 for the three months ended September 30, 1995 to $5,860,000 for the three months ended September 30, 1996 and 36.6% from $13,043,000 for the nine months ended September 30, 1995 to $17,822,000 for the nine months ended September 30, 1996. Such increases resulted primarily from businesses acquired during the three and nine months ended September 30, 1996 and increases in the number of clients served by the Company. In addition, the Company incurred increased general and administrative expenses during the nine months ended September 30, 1996 in an attempt to increase the processing of physician charges at Spring. See "Restructuring Charge and Merger Costs."

Depreciation and Amortization

     Depreciation and amortization increased approximately 17.7% from $1,106,000 for the three months ended September 30, 1995 to $1,302,000 for the three months ended September 30, 1996 and 15.3% from $3,288,000 for the nine months ended September 30, 1995 to $3,791,000 for the nine months ended September 30, 1996. Such increases resulted primarily from businesses acquired during the three and nine months ended September 30, 1996.

Interest and Other Income

     Interest and other income increased from $58,000 for the three months ended September 30, 1995 to $146,000 for the three months ended September 30, 1996 and from $137,000 for the nine months ended September 30, 1995 to $488,000 for the nine months ended September 30, 1996 primarily as a result of interest earned on excess cash proceeds from the Company's initial public offering of common stock.

Interest Expense

     Interest expense decreased approximately 48.9% from $423,000 for the three months ended September 30, 1995 to $216,000 for the three months ended September 30, 1996 and 46.2% from $1,378,000 for the nine months ended September 30, 1995 to $741,000 for the nine months ended September 30, 1996. Such decreases resulted from decreased levels of short and long-term debt after repayment of such borrowings out of proceeds from the Company's initial public offering of common stock.

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

     The Company incurred approximately $1,200,000 in transaction fees and other merger related costs in connection with the EE&C merger which are reflected in the Company's results of operations for the three months ended September 30, 1996.

Income Taxes (Benefit)

        The Company's historical effective rates for income taxes (benefit) increased from 1.1% for the three months ended September 30, 1995 to 521.6% for the three months ended September 30, 1996 and from 20.7% for the nine months ended September 30, 1995 to 69.2% for the nine months ended September 30, 1996. The increase in the effective tax rates for the three and nine months ended September 30, 1996 was primarily attributable to nondeductible merger costs incurred in connection with the SSI and EE&C pooling of interest transactions and a charge in the three months ended September 30, 1996 of approximately $1.5 million related to EE&C's change in status from an "S" Corporation to a "C" Corporation. Such increases also resulted from differing levels in each year of projected annual pretax income or loss and the effect on such projected levels of items not deductible for federal income tax purposes.

        Pro forma income taxes are presented for all periods prior to August 31, 1996 to show what income taxes would have been had EE&C been taxed as a "C" Corporation at those times.

Pro Forma Net Income (Loss) and Pro Forma Net Income (Loss) Per Share

        Pro forma net income (loss) and pro forma net income (loss) per share result from the accumulation of the items described above and the increase in the weighted average number of shares outstanding resulting from the Company's initial public offering of common stock.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital and cash and cash equivalents were $8,327,381 and $4,996,960, respectively, at September 30, 1996 compared to $4,762,956 and $1,665,423, respectively, at December 31, 1995. Such increases in working capital and cash and cash equivalents result primarily from excess cash proceeds from the Company's initial public offering of common stock. Such excess proceeds are primarily invested in obligations of the U.S. Treasury or other U.S. government agencies or other highly liquid short-term corporate securities.

        The Company's total short and long-term debt was $10,633,691 at September 30, 1996 compared to $20,923,246 at December 31, 1995.

        On October 28, 1996, the Company received a commitment from its bank for a $35 million line of credit for acquisitions and working capital through December 31, 1998.

        The Company believes anticipated cash flow from operations, cash and cash equivalents on hand and borrowing capacity from its line of credit commitment are adequate for its anticipated financing needs.

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

2.1 Asset Purchase Agreement among PBS Northwest Incorporated, the shareholders of PBS Northwest, Incorporated and PSS PBS Northwest, Inc. dated May 8, 1996 (incorporated herein by reference to the Company's Current Report on Form 8-K dated May 14, 1996, as amended by Amendment No. 1 thereto dated July 15, 1996).

2.2 Asset Purchase Agreement among ALM, Inc., the shareholders of ALM, Inc. and PSS ALM, Inc. dated May 21, 1996 (incorporated herein by reference to the Company's Current Report on Form 8-K dated June 4, 1996, as amended by Amendment No. 1 thereto dated August 2, 1996).

2.3 Agreement and Plan of Merger dated as of June 28, 1996 among the Company, PSS Synergistic Systems, Inc. and Synergistic Systems, Inc. (incorporated herein by reference to the Company's Current Report on Form 8-K dated July 8, 1996, as amended by Amendment No. 1 thereto dated
                                     September 6, 1996).

2.4 Agreement and Plan of Merger dated as of August 30, 1996 among the Company, PSS EE&C Financial Services, Inc. and EE&C Financial Services, Inc. (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 13, 1996, as amended by Amendment No. 1 thereto dated November 12, 1996).

2.5 Agreement and Plan of Merger dated as of August 30, 1996 among the Company, PSS EE&C Health Services, Inc., PSS Med-Data Interface Systems, Inc., PSS Medical Intercept Systems, Inc., EE&C Health Services, Inc., Med-Data Interface Systems, LLC and Medical Intercept Systems, LLC (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 16, 1996, as amended by Amendment No. 1 thereto dated November 15, 1996).

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

27                                   Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the quarter ended September 30, 1996:

                1. Current Report dated July 8, 1996, as amended by Amendment No. 1 thereto dated September 6, 1996, reporting the Company's acquisition on June 28, 1996 of the capital stock outstanding of Synergistic Systems, Inc. ("SSI") Said report, as amended, includes (i) the balance sheets of SSI as of December 31, 1994 and 1995 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995 and as of June 28, 1996 and for the six months ended June 30, 1995 and June 28, 1996 and (ii) the pro forma financial statements of the Company, giving effect to the acquisition of SSI, for the years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996.

                2. Current Report dated September 13, 1996, as amended by Amendment No. 1 thereto dated November 12, 1996 reporting the Company's acquisition on August 31, 1996 of the capital stock outstanding of EE&C Financial Services Inc. ("EEC"). Said report, as amended, includes (1) the financial statements of EEC as of December 31, 1994 and 1995 and for the three years ended December 31, 1995 and as of June 30, 1996 and for the six months ended June 30, 1995 and June 30, 1996 and (ii) the pro forma financial statements of the Company, giving effect to the acquisition of EEC, as of June 30, 1996 and for the years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996.

                3. Current Report dated September 16, 1996, as amended by Amendment No. 1 thereto dated November 15, 1996 reporting the Company's acquisition on September 3, 1996 of the respective capital stock and membership interests outstanding of EE&C Health Services Inc., Med-Data Interface Systems, LLC and Medical Intercept Systems, LLC (the "MIS Group"). Said report, as amended, includes (1) the financial statements of the MIS Group as of December 31, 1994 and 1995 and for the three years ended December 31, 1995 and as of June 30, 1996 and for the six months ended June 30, 1995 and June 30, 1996 and (ii) the pro forma financial statements of the Company, giving effect to the acquisition of the MIS Group as of June 30, 1996 and for the year ended December 31, 1995 and the six months ended June 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 1996.

                                            PHYSICIAN SUPPORT SYSTEMS, INC.

                                         By: /s/ DAVID S. GELLER
                                            ...............................
                                                 DAVID S. GELLER
                                              SENIOR VICE PRESIDENT
                                             CHIEF FINANCIAL OFFICER

                                           (Duly Authorized Officer and
                                            Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

2.1 Asset Purchase Agreement among PBS Northwest Incorporated, the shareholders of PBS Northwest, Incorporated and PSS PBS Northwest, Inc. dated May 8, 1996 (incorporated herein by reference to the Company's Current Report on Form 8-K dated May 14, 1996, as amended by Amendment No. 1 thereto dated July 15, 1996).

2.2 Asset Purchase Agreement among ALM, Inc., the Shareholders of ALM, Inc. and PSS ALM, Inc. dated May 21, 1996 (incorporated herein by reference to the Company's Current Report on Form 8-K dated June 4, 1996, as amended by Amendment No. 1 thereto dated August 2, 1996)

2.3 Agreement and Plan of Merger dated as of June 28, 1996 among the Company, PSS Synergistic Systems, Inc. and Synergistic Systems, Inc. (incorporated herein by reference to the Company's Current Report on Form 8-K dated July 8, 1996, as amended by amendment No. 1 thereto dated
                                     September 6, 1996).

2.4 Agreement and Plan of Merger dated as of August 30, 1996 among the Company, PSS EE&C Financial Services, Inc. and EE&C Financial Services, Inc. (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 13, 1996, as amended by Amendment No. 1 thereto dated November 12, 1996).

2.5 Agreement and Plan of Merger dated as of August 30, 1996 among the Company, PSS EE&C Health Services, Inc., PSS Med-Data Interface Systems, Inc., PSS Medical Intercept Systems, Inc., EE&C Health Services, Inc., Med-Data Interface Systems, LLC and Medical Intercept Systems, LLC (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 16, 1996, as amended by Amendment No. 1 thereto dated November 15, 1996).

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