Form 10-K
period 1996-12-31
PHYSICIAN SUPPORT SYSTEMS INC
filed 1997-03-31
CIK 878760

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1996

                        Commission File Number 33-80731

                        PHYSICIAN SUPPORT SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                   13-3624081
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                         Route 230 and Eby-Chiques Road
                          Mt. Joy, Pennsylvania  17552
         (Address, including zip code, of principal executive offices)

                                 (717) 653-5340
              (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $.001 per share


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____
                                               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 15, 1997 was approximately $63,296,000.

     As of the close of business on March 15, 1997 there were 9,720,033 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement to be prepared in connection with the 1997 annual meeting of Stockholders are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

General

     Physician Support Systems, Inc., was formed as a Delaware corporation in 1991 as the sucessor to a business founded in 1983. Unless the context indicates otherwise, as used herein the "Company" or "PSS" means Physician Support Systems, Inc. and its subsidiaries. The Company is a leading provider of business management services to health care providers. The Company's clients include principally hospital-affiliated physicians and hospitals. The Company's physician clients practice medicine in an array of settings, including solo and group practices, independent practice associations, specialty networks and other affiliated-physician groups and practice various specialties, including radiology, anesthesiology, emergency room medicine, pathology, cardiology, surgery and primary care. The Company currently provides business management services to over 450 hospitals and 4500 physicians throughout the United States.

     The Company offers its clients a broad variety of business management services, ranging from accounts receivable management to financial, administrative and strategic support, data management and information services. In addition, the Company employs its proprietary technology and financial and patient encounter databases to provide a comprehensive range of managed care services to its clients, including contract review, contract negotiation, implementation and administration, thereby enhancing its clients' ability to profitably participate in managed care systems. For its services, the Company generally is compensated with a management fee based upon a percentage of its clients' net collections, which percentage is determined after considering a broad range of factors, including the nature of the services to be provided and, in the case of physician clients, the physician's medical specialty.

     The Company's business strategy is to build upon its reputation and expertise in providing a broad range of cost-effective, value-added business management services to physicians and hospitals. The Company intends to continue its emphasis on providing its clients with a broad array of quality, personalized services and strong performance on their behalf, utilizing proprietary software systems.

     A key aspect of the Company's strategy in 1996 was the acquisition of other companies providing business management services to hospitals and physicians. The Company has acquired 11 businesses since January 1996 for aggregate consideration (including deferred payments) of approximately $37.2 million in cash and stock valued at the time of such acquisitions at approximately $64.2 million. The Company intends to continue to devote time to identifying and pursuing acquisition candidates, although it may commit less of its resources to acquisitions in 1997.

     In February 1996, the Company completed an initial public offering of 4,025,000 shares of common stock, par value $.001 per share (the "Common Stock"), aggregating approximately $43.6 million in net proceeds to the Company.

Industry Background

     The Health Care Financing Administration estimates that health care spending in the United States totaled approximately $1 trillion in 1994, with approximately $200 billion attributable to physician services and approximately $400 billion spent on hospital services. As a large and rapidly growing component of overall health care costs, health care providers have come under increasing pressure due to an increasingly complex reimbursement environment, the continued penetration of managed care and the ongoing prospect of health care reform legislation. Due to these and other market forces, health care providers have, in increasing numbers, sought to align themselves with each other and with business management services companies in an effort to acquire enhanced management capabilities and information systems. In addition, hospitals have come under pressure as more of their services are provided on an outpatient basis. As the volume of outpatient activity increases and reimbursement procedures grow in complexity, many hospitals have chosen to outsource their accounts receivable and other business management functions. The Company believes that by providing a broad array of business management services to physicians and hospitals, it enables physicians to maintain independence and ownership of their practices while providing them with the expertise necessary to meet the challenges posed by the changing health care environment, and it facilitates the timely collection of accounts receivable for hospitals. In addition, as more physicians face pressure to affiliate with other health care providers or managed care organizations, their need for advisors experienced in analyzing and negotiating such affiliations increases. Finally, the Company is able to service the business needs of physician practice management groups, management service organizations, independent physician associations and other specialty provider organizations, many of which have developed in light of the changing health care environment.

     The Company believes that the health care business management services industry is highly fragmented. Many of the participants in the industry are smaller firms with annual revenues of less than $2 million that have limited capital and management resources and limited patient encounter databases. These firms offer primarily accounts receivable management services, have a narrow range of additional services, and often lack the ability, due to their limited patient encounter databases, to provide comparative information to assist their clients in managing their practices more effectively, particularly in evaluating managed care proposals. As health care providers form larger networks such competitors are less able to service such large, complex clients, particularly where the provider group covers a broad geographic area. The Company believes that, as health care providers continue to demand greater sophistication, broader services and technology-driven products, these smaller service providers will find it increasingly difficult to compete.

Business Management Services

     In recent years, the health care business management services industry has changed from one where the service provider was responsible primarily for accounts receivable management to one where a comprehensive, integrated range of services is provided. The Company provides a broad variety of business management services, including fee schedule development and management, capitation plan analysis and administration, patient and resource scheduling, managed care contract negotiation, budgeting, cash management, payroll and accounts payable, data collection, analysis and reporting, encounters database design and analysis, patient demographic and encounter information and resource utilization analysis.

     The Company does not provide the full range of its business management services to any one client, although generally all clients receive accounts receivable management services. The Company generally does not charge separately for additional business management services, although its management fee (which is based on a percentage of its clients' net collections) does take into account the nature of the services to be provided.

     The Company believes that the level of service provided is a distinguishing factor among health care business management service companies. Accordingly, the Company emphasizes a personalized approach in providing services to its clients. Through its client representatives, the Company is able to maintain regular contact with its clients and respond rapidly, often in person, to questions or problems. In most cases, the Company provides monthly and quarterly reports to its clients. These reports indicate, among other things, the client's accounts receivable activity for the period, financial and clinical analysis of patients seen and procedures performed for the period, referring physician information, and a financial analysis of payors' activity. The Company's client representatives typically review these detailed financial reports with the clients on a regular basis. In addition, the Company's client representatives may share industry or regional data with the Company's clients to help clients better understand their business relative to that of other physicians or hospitals.

Customers

     The Company's clients consist of hospitals and primarily hospital-affiliated physicians. The Company estimates that it provides services (either directly or through its physician group clients) to over 450 hospitals and 4500 physicians. The Company's physician clients practice various specialties, including radiology, anesthesiology, emergency room medicine, pathology, cardiology and surgery.

     In most cases, the Company enters into written agreements with its physician clients. The Company's written agreements generally range from month-to-month to five years in duration, renew automatically at the end of the initial term unless notice is given by either party 30 to 90 days prior to renewal and, in many cases, may be cancelled by either party with 30 to 90 days written notice. In certain regions where the Company conducts business, the industry practice is to provide business management services without a written contract. In those cases, typically the Company does not require a written agreement with its physician clients.

     Substantially all of the Company's arrangements for business management services provide for management fees payable to the Company based upon a percentage of the Company's clients' net collections. Management fees are negotiated at the outset of an engagement based upon a number of factors, including the range of services to be provided by the Company, an analysis of the collectability of a client's accounts receivable portfolio, an estimate of the costs of such collection and, in the case of physician clients, the types of physician specialists involved. No single customer or organization accounted for 10% or more of the Company's total revenue in 1996.

     A client of the Company representing less than 5% of the Company's 1996 revenues filed for protection under the United States Bankruptcy Code during February 1997. There was no effect of this filing on the Company's results of operations or financial position as of and for the year ended December 31, 1996. The Company cannot determine the effect on 1997 operations of this event at this time.

Acquisitions

     Since the acquisition of the predecessor business of the Company in 1991, the Company has grown primarily through acquisitions. During the year ended December 31, 1996, the Company acquired 10 businesses and completed another acquisition in February 1997. The Company acquired these businesses through purchases of stock or assets with cash, shares of Common Stock or both.

     Acquisition Strategy.  Generally, the Company looks for acquisition
     --------------------
candidates that share its philosophy of focusing on high-quality service to clients and focuses on acquisition candidates that have strong management, demonstrate potential for revenue growth or continued profitability and are compatible with the Company's business or provide an opportunity to expand into other services, geographic regions or client specialties. PSS typically encourages and expects the management of its acquisition candidates to remain involved in the business on a long-term basis after the Company acquires the business in order to ease the transition to the Company's ownership and utilize the expertise and skills of the acquired company's managers long term. Although it evaluates each acquisition candidate on a case-by-case basis, the Company does not currently anticipate acquiring other businesses where significant consolidation or staff reductions would be required, and PSS anticipates that if any consolidation were necessary, it would be gradual.

     Acquired Businesses.  Unless otherwise indicated, each of the acquisitions
     -------------------
described below was accounted for using the purchase method of accounting and the aggregate purchase price included amounts paid in consideration of covenants not to compete. In some cases, the purchase price is subject to adjustment, based on the retention of clients for certain periods following the acquisition or the satisfaction of certain other performance-based criteria. In addition, in each case employment or consulting agreements were entered into with senior management of the acquired companies for periods generally ranging from three to five years following the acquisition. Generally, selling shareholders and select senior management sign non-compete agreements of up to five years duration.

     In February 1996, the Company acquired the capital stock of North Coast Health Care Management, Inc. and substantially all of the assets of North Coast Account Systems, Inc. and Medical Dental Invoicing Services, Inc. (the "NCHC Group") These businesses, based in Cleveland, Ohio, provide business management services to emergency room and other physicians in Ohio, West Virginia and Kentucky. The aggregate purchase price for these businesses was $8.0 million in cash and deferred payments.

     In February 1996, the Company acquired substantially all of the assets of Medical Management Support, Inc. ("MMS"), a business providing accounts receivable management services primarily to anesthesiologists and other physicians in the greater Seattle, Washington area. The aggregate purchase price for the business was $2.5 million in cash.

     In February 1996, the Company acquired substantially all of the assets of Data Processing Systems, Inc. ("DPS"), which provides accounts receivable management services to radiologists, pathologists and other physicians in the Birmingham, Alabama area. The aggregate purchase price for the business was $1.15 million in cash and deferred, contingent payments.

     In May 1996, the Company acquired substantially all of the assets of PBS Northwest, Inc. ("PBS"), which provides business management services primarily to anesthesiologists and surgeons in the Portland, Oregon area. The aggregate purchase price for the business was $3.0 million in cash.

     In May 1996, the Company acquired substantially all of the assets of ALM, Inc. ("ALM"), a company based in Leawood, Kansas, providing business management services primarily to anesthesiologists and other physicians. The aggregate purchase price for the business was $1.6 million in cash and deferred, contingent payments and 11,628 shares of Common Stock.

     In June 1996, the Company acquired all of the capital stock of Synergistic Systems, Inc. ("SSI" or "Synergistic Systems") in exchange for 944,992 shares of Common Stock. Synergistic Systems provides business management services primarily in California, Washington, Georgia, and Florida. This transaction has been accounted for using the pooling of interests method of accounting and, accordingly, the financial statements of the Company have been restated to reflect the operations of SSI.

     In August 1996, the Company acquired all of the capital stock of EE&C Financial Services, Inc. ("EE&C") in exchange for 1,026,852 shares of Common Stock. In addition, the Company also repaid outstanding indebtedness of EE&C in an aggregate amount of $2,622,971 by issuing an additional 131,148 shares of Common Stock. EE&C provides business management services to hospitals in New York and New Jersey and other parts of the United States. This transaction has been accounted for using the pooling of interests method of accounting and, accordingly, the financial statements of the Company have been restated to reflect the operations of EE&C.

     In September 1996, the Company acquired all of the capital stock of EE&C Health Services, Inc., Med-Data Interface Systems, LLC and Medical Intercept Systems, LLC (collectively, the "MIS Group") in exchange for an aggregate of approximately $3.7 million in cash and 285,998 shares of Common Stock. The MIS Group provides business management services to radiology, pathology, anesthesiology, surgery, and primary care physicians primarily in Texas, Illinois and New Jersey.

     In December 1996, the Company acquired all of the capital stock of C-Care, Inc., H.O.P.E. Enterprises Group, Inc. and Professional Medical Recovery Service, Inc. (collectively, the "MARS Group"). These businesses provide patient financial services to hospitals in New Jersey, Pennsylvania and Delaware. The aggregate purchase price for the MARS Group was $7.1 million in cash and 175,439 shares of Common Stock.

     In December 1996, the Company also acquired all of the capital stock of Revenue Production Management, Inc. ("RPM") in exchange for 315,048 shares of Common Stock. Revenue Production Management provides business management services to hospitals and physicians primarily in Illinois and Missouri. This transaction has been accounted for using the pooling of interests method of accounting and, accordingly, the financial statements of the Company have been restated to reflect the operations of RPM.

     In February 1997, the Company acquired all of the capital stock of Physerv Solutions, Inc. ("Physerv"), based in Michigan, which provides business management services to anesthesiologists throughout the United States. The aggregate purchase price was approximately $10.1 million in cash and 563,934 shares of Common Stock.

Competition

     The business of providing business management services to the health care industry is highly competitive. The Company estimates that it competes with several relatively sophisticated local, regional and national business management services organizations, with smaller, less-sophisticated local accounts receivable management services businesses and with hospitals and physicians that self-manage their businesses and accounts receivable. The largest independent provider of billing and accounts receivable management services to physicians in the United States is Medaphis Corporation, which is substantially larger than the Company and has substantially greater resources.

     The Company believes that the principal competitive factors in its industry are the quality and range of services provided to clients, including the optimization of revenue to physician clients for each procedure performed or service provided. In the Company's view, the fees charged for its services are a less important factor, although it believes that its fees are competitive with other service providers. In addressing certain complexities created by managed care initiatives, the Company believes that one of the principal competitive factors is having a patient financial database and other market information to enable an assessment of managed care proposals. The Company believes that, through use of its proprietary technology and regional and specialty expertise, it is able to compete effectively in providing business management services in the managed care market.

Regulation

     Various state and federal laws may regulate the Company's business of providing business management services to hospitals and physicians. The Company also is subject to laws and regulations relating to business corporations generally. The Company believes that its operations are in material compliance with applicable laws. However, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation, and certain areas of the Company's business are highly technical in nature. In addition, as the Company's business expands by the addition of services provided or geographically, it may become subject to additional federal or state regulations based on the services it provides or the states in which it conducts business.

     Regulatory authorities have broad discretion concerning how these laws and regulations are interpreted and how they are enforced. The Company may, therefore, be subject to lengthy and expensive investigations of its business operations. If the Company were found to be in violation of these laws or regulations, the Company could be subject to criminal or civil penalties or both, which could limit or prevent the Company from providing its business management services.

      Under regulations in effect in Pennsylvania prior to December 15, 1995, emergency room services were required to be differentiated between non-emergency and emergency services and were subject to different reimbursement rates. In this regard, the Pennsylvania Department of Public Welfare ("DPW") previously announced that it was reviewing the billing procedures of emergency room physicians in Pennsylvania to determine whether services had been accurately reflected in the claims submitted for Medicaid reimbursement. In connection with the DPW's review, a former emergency room client of the Company had requested that the Company pay approximately $66,000 and related expenses as partial reimbursement of the client's settlement with the DPW, representing approximately $6,000 of fees to the Company attributable to the over-reimbursement to the client plus a $60,000 penalty. Counsel for the Company has attempted to negotiate a settlement of this matter directly with counsel for the former client for more than a year. Counsel for the former client has not responded to the Company's most recent offer of compromise.

     In connection with this matter, the Company, along with Counsel, met with DPW officials. As a result of this meeting, the Company volunteered to work with its physician clients to develop a process to resolve this matter. This process is ongoing. There have been confidential settlement agreements executed between certain physician clients and the DPW. Under these agreements to date, the Company has not been required to make payments to the physician clients or the DPW, and the Company has been given a release by the DPW under these executed agreements. Although the Company believes that its current practices comply with applicable regulatory guidelines, similar issues may exist with respect to past billing at some or all of its current and former emergency room clients. The Company believes that it is insured against such claims and believes that the amounts involved will not be material.

     In accordance with Medicare regulations, physicians and hospitals are permitted to assign Medicare claims to a billing and collection service only in certain limited circumstances. The Medicare statutes that restrict assignment of Medicare claims are supplemented by Medicare regulations and provisions in the Medicare Carrier's Manual (the "Manual"). The Medicare regulations and the Manual provide that a billing service that prepares and send bills for the provider or physician and does not receive and negotiate the checks made payable to the provider or physician does not violate the restrictions on assignment of Medicare claims. The Company believes that its practices do not violate the restrictions on assignment of Medicare claims and that it operates in a manner consistent with these provisions.

     The Social Security Act imposes criminal penalties for paying or receiving remuneration (which is deemed a kickback, bribe or rebate) in connection with Medicare or Medicaid programs. Violation of this law is a felony, punishable by fines and imprisonment. These anti-kickback laws and rules have been broadly interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or any item or service that is covered by Medicare or Medicaid reimbursement. The Company believes that its business operations do not put it in a position to make or induce the referral of patients or services reimbursed under government programs and, therefore, believes that its practices do not violate the federal anti-kickback statute. If, however, the Company were found in violation of these laws, the Company could be subject to substantial civil monetary fines, criminal sanctions or both.

     The Company also may be subject to criminal, civil and administrative penalties under federal and state law prohibitions against submitting false claims for payments. Generally, criminal penalties subjecting participants to fines and imprisonment require that the entity act knowingly, willfully or with fraudulent intent. Civil statutes provide for monetary penalties. The Company also may be subject to criminal laws regarding failure to disclose known overpayments under Medicare or Medicaid.

     Various states prohibit a physician from sharing or "splitting" fees with persons not authorized to practice medicine. The Company believes that its charges to its clients do not violate applicable fee splitting prohibitions. If this belief is incorrect and the Company is determined to be engaged in fee splitting arrangements with its clients, those clients would be subject to charges of professional misconduct and penalties ranging from censure and reprimand to revocation of their medical licenses. In addition, the Company could be deprived of access to the courts to collect fees due from those clients, thereby materially and adversely affecting the Company's revenues and prospects.

     Credit collection practices and activities are regulated by both federal and state law. The Federal Fair Debt Collection Practices Act (the "Federal Fair Debt Act") sets forth various provisions designed to eliminate abusive, deceptive and unfair debt collection practices by debt collectors. The Federal Fair Debt Act also provides for, among other things, a civil right of action against any debt collector who fails to comply with the provisions thereof. Various states have also promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit certain fraudulent and oppressive credit collection practices and also may impose license or registration requirements upon collection agencies. In addition, state credit collection laws and regulations generally provide for criminal fines, civil penalties, injunctions and jail terms for collection agency personnel who fail to comply with such laws and regulations and may entitle states to recover unclaimed refunds from overcollections. The accounts receivable management services the Company provides to its clients are not considered debt collection services. However, as the activities of several of the Company's subsidiaries include collection services, the Company may be subjected to regulation as a "debt collector" under the Federal Fair Debt Act and as a "collection agency" under certain state collection agency laws and regulations.

     Various states regulate the provision of administrative and business services by third parties to physician-sponsored health plans. In addition, certain federal or state consumer protection laws may apply to the Company's billing activities insofar as PSS bills patients directly for the cost of physician services provided.

     Comprehensive federal and state regulations govern the ownership and operation of hospitals. Hospitals are paid a predetermined amount for operating expenses relating to each Medicare patient admission based on the patient's diagnosis. Additional changes in the reimbursement provisions of the Medicare and Medicaid programs may continue to reduce the rate of increase of federal expenditures for hospital inpatient costs and charges. Such changes could have an adverse effect on the operations of hospitals in general, and consequently reduce the amount of the Company's revenue related to its hospital clients.

     The Company anticipates that various health care reform proposals may be introduced at the federal or state level. The Company is unable to predict whether any such proposals will apply to the operation of the Company's business or whether, if adopted, any such proposals would materially adversely affect the Company.

Employees

     At March 15, 1997, the Company had approximately 2,000 full-time equivalent employees. The Company is not a party to any labor union contract and believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located at Route 230 and Eby-Chiques Road, Mt. Joy, Pennsylvania. The Company maintains approximately 25 additional significant offices in 14 states, 15 of which include processing centers of varying sizes. The Company leases all of its facilities, which in the aggregate constitute approximately 320,000 square feet of office space. Such leases have terms remaining ranging from month-to-month to 8 years, in most cases with options to renew.

     The Company believes that its facilities are adequate for its current needs. The Company expects to renew its current leases from time to time or to lease new space as necessary. In addition, the Company expects to lease additional space as necessary to accommodate possible expansion of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     As of the date hereof, there are no legal proceedings pending against or involving the Company that, in the opinion of management, could have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its 1996 annual meeting of stockholders on November 8, 1996. In addition to electing directors, stockholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1996. A total of 6,143,329 votes were cast for, and 140,200 votes were withheld for each of Messrs. Gilson, McCall, and Vague and for Ms. Campbell. A total of 6,143,129 votes were cast for, and 140,400 votes were withheld for each of Messrs. Berkowitz and Potter. Messrs. Berkowitz, Gilson, McCall, Potter and Vague and Ms. Campbell represented the slate of directors put forward by the Company. A total of 6,283,229 votes were cast for and there were 300 abstentions with respect to the ratification of Deloitte & Touche LLP as the Company's independent auditors for 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company completed an initial public offering of 4,025,000 shares of Common Stock in February 1996. The Common Stock is traded in the over-the-counter market and prices are reported on the Nasdaq National Market System under the symbol "PHSS."

     The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock on the Nasdaq National Market System from February 12, 1996 through December 31, 1996. The bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                     High            Low
                                    ------          ------

February 12 - March 31, 1996        21 5/8          14 1/2
Second Quarter 1996                 25 3/4          17 1/2
Third Quarter 1996                  25 1/2          13 3/8
Fourth Quarter 1996                     24          14 3/4


     At March 15, 1997 there were 98 holders of record of Common Stock. The Company has never paid dividends on its Common Stock and does not anticipate doing so in the foreseeable future. In addition, under the terms of its Loan Agreement with Corestates Bank, N.A., the Company is restricted in its ability to pay cash dividends.

     The information called for by this Item for a description of unregistered share issuances in 1996 is incorporated herein by reference to the information set forth under "Acquisitions -- Acquired Businesses" at Item 1 of this Annual Report on Form 10-K. The securities issued as described at Item 1 were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data as of December 31, 1995 and 1996 and for the fiscal years ended December 31, 1994, 1995 and 1996 have been derived from the consolidated financial statements included elsewhere in this filing which have been audited by Deloitte & Touche LLP, independent public accountants, whose report thereon is also included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto as of December 31, 1995 and 1996 for the fiscal years ended December 31, 1994, 1995 and 1996 included elsewhere in this filing.


                                                               Year ended December 31,
                                       ---------------------------------------------------------------------
                                         1992          1993(1)        1994           1995          1996
                                         ----          ------         ----           ----          ----
                                                (In thousands, except per share data)

Income Statement Data:                   $28,475       $44,311        $55,847        $59,514       $75,191
   Revenues                              =======       =======        =======        =======       =======

Pro forma net income (loss)                2,943         1,735            399           (941)       (9,642)
Preferred stock dividends                    200           213        $   231            281            36
                                         -------       -------        -------        -------       -------
Pro forma net income (loss)
   applicable to common stock            $ 2,743       $ 1,522        $   168        $(1,222)      $(9,678)
                                         =======       =======        =======        =======       =======


Pro forma earnings (loss) per share      $  0.61       $  0.34        $  0.04        $ (0.27)      $ (1.17)
                                         =======       =======        =======        =======       =======

Weighted average shares                4,526,888     4,526,888      4,526,888      4,526,888     8,269,779
                                       =========     =========      =========      =========     =========

                                                                     December 31,
                                       ---------------------------------------------------------------------
                                          1992          1993            1994          1995          1996
                                          ----          ----            ----          ----          ----
                                                                    (In thousands)
Balance Sheet Data:
   Working capital                       $ 5,045       $ 8,003        $ 6,739        $ 5,399       $14,020
                                         =======       =======        =======        =======       =======

Total assets                             $36,825       $43,508        $42,302        $43,115       $91,905
                                         =======       =======        =======        =======       =======

Long-term obligations (including
  related party and current portion)     $23,018       $24,762        $25,835        $24,398       $25,898
                                         =======       =======        =======        =======       =======

Redeemable preferred stock               $ 2,000       $ 2,000        $ 2,120        $ 2,932       $  -
                                         =======       =======        =======        =======       =======

Stockholders' equity                     $ 3,951       $ 6,891        $ 5,859        $ 4,073       $45,713
                                         =======       =======        =======        =======       =======


(1) The results for the year ended December 31, 1993 include the results of The Spring Anesthesia Group, Inc. from the date of acquisition, August 1, 1993, through December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a leading provider of business management services to hospitals and hospital-affiliated physicians. The Company's services include preparation and follow-up on bills for medical services provided, assisting providers in qualifying patients for state medicare eligibility, collecting past due accounts, and providing other business management services on an outsource basis. The Company is generally compensated with a management fee based upon net receipts of its clients.

     On February 12, 1996, the Company sold 4,025,000 shares of Common Stock for $12 per share in its initial public offering of Common Stock. The net proceeds of such offering of approximately $43,556,000 were used to repay all outstanding short and long-term debt (except for the subordinated note issued in connection with the Company's acquisition of The Spring Anesthesia Group, Inc. ("Spring") in 1993), redeem all outstanding shares of preferred stock and acquire three businesses (NCHC Group, MIS and DPS). See "Acquisitions."

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

     On February 15, 1996, the Company acquired substantially all the assets and liabilities of DPS for approximately $1,150,000 in cash and deferred payments. The payment of the deferred payments is subject to DPS' retention of clients.

     On May 8, 1996, the Company acquired substantially all the assets and liabilities of PBS for approximately $3,000,000 in cash.

     On May 21, 1996, the Company acquired substantially all the assets and liabilities of ALM for approximately $1,600,000 in cash and deferred payments plus 11,628 shares of Common Stock valued at approximately $250,000. The payment of the deferred payments is subject to ALM's retention of clients.

     On September 3, 1996, the Company acquired 100 percent of the outstanding common stock and membership interests of the MIS Group for approximately $3,697,000 in cash plus 285,998 shares of Common Stock valued at approximately $6,184,700 plus the assumption of approximately $3,521,000 in notes payable. In connection with this acquisition, the Company accrued approximately $2,000,000 for the costs of exiting certain redundant activities.

     On December 16, 1996, the Company acquired 100 percent of the outstanding common stock of the MARS Group for approximately $7,117,000 in cash plus 175,439 shares of Common Stock valued at approximately $2,105,000.

     Each of the foregoing acquisitions was accounted for under the purchase method of accounting, and, accordingly, the net assets acquired were recorded at their fair values on the date of acquisition and the results of operations at each of these companies is included in the Company's consolidated statement of operations from the respective dates of acquisitions. Excess purchase price over fair value of net assets acquired is being amortized on the straight-line method over 20 years.

     On June 28, 1996, the Company merged with SSI by exchanging 944,992 shares of Common Stock for all the outstanding shares of common stock of SSI.

     On August 31, 1996, the Company merged with EE&C by exchanging 1,026,852 shares of Common Stock for all the outstanding shares of common stock of EE&C. In addition, the Company also repaid outstanding indebtedness of EE&C in an aggregate amount of $2,622,971 by issuing an additional of 131,148 shares of common stock.

     On December 31, 1996, the Company merged with RPM by exchanging 315,048 shares of Common Stock for all the outstanding shares of common stock of RPM.

     Each of these transactions has been accounted for as pooling of interests, and accordingly, all previously issued financial statements of the Company have been restated to include SSI, EE&C and RPM.

     On February 5, 1997, the Company acquired 100 percent of the outstanding common stock of Physerv for approximately $10,109,000 in cash plus 563,934 shares of Common Stock valued at approximately $6,000,000. The Company intends to merge the operations of its subsidiary Spring into Physerv as soon as is practicable. In connection with the merger of Spring into Physerv, the Company may recognize a charge in the quarter ending March 31, 1997 for the costs of exiting certain redundant facilities and activities.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, the percentages of net revenue represented by certain items reflected in the Company's statement of operations.


                                        Year Ended December 31,
                                   -------------------------------
                                       1996       1995      1994
                                   --------------------------------

Revenues                             100.0%     100.0%     100.0%
                                   ---------   --------   ---------
Salaries and wages                    53.3%      57.2%      53.9%
General and administrative            36.2%      34.4%      33.9%
Depreciation and amortization          6.9%       7.5%       7.7%
Interest expense, net                  0.5%       2.9%       3.2%
Other (income) expense                 0.1%       0.0%       0.3%
Merger costs                           4.4%       0.0%       0.0%
Restructuring and other charges       12.1%       0.0%       0.0%
                                   ---------   --------   ---------
Income (loss) before income taxes    (13.6%)     (2.1%)      1.1%
Income taxes                           1.9%      (0.8%)     (1.0%)
                                   ---------   --------   ---------
Net income (loss)                    (15.5%)     (1.2%)      2.1%
Pro forma income taxes                (3.3%)      0.3%       1.4%
                                   ---------   --------   ---------
Pro forma net income (loss)          (12.2%)     (1.6%)      0.7%
                                   =========   ========   =========

Revenues


     Revenues increased approximately 26.3% to $75,191,000 for the year ended December 31, 1996 from $59,513,000 for the year ended December 31, 1995. Revenues increased in 1995 by 7.3% from $55,448,000 for the year ended December 31, 1994. Such increase in 1996 resulted primarily from businesses acquired during the year ended December 31, 1996 plus increased revenues from the addition of new clients, offset, in part, by decreased revenues from lost clients. In addition, the Company's revenues during the year ended December 31, 1996 were adversely affected by operating inefficiencies in the processing of physician charges at Spring, the Company's subsidiary located in Stockton, California. See "Merger Costs and Restructuring and Other Charges." The increase in 1995 compared to 1994 resulted primarily from the addition of new clients, offset in part by decreased revenues from lost clients.

     A client of the Company representing less than 5% of the Company's 1996 revenues filed for protection under the United States Bankruptcy Code during February 1997. There was no effect of this filing on the Company's results of operations or financial position as of and for the year ended December 31, 1996. The Company cannot determine the effect on 1997 operations of this event at this time.

Salaries and Wages

     Salaries and wages increased approximately 17.8% to $40,072,000 for the year ended December 31, 1996 from $34,016,000 for the year ended December 31, 1995. Salaries and wages increased in 1995 by 13.8% from $29,883,000 for the year ended December 31, 1994. Such increase in 1996 resulted primarily from businesses acquired during the year ended December 31, 1996 and increases in the number of clients served by the Company. See "Merger Costs and Restructuring and Other Charges." Such increase in 1995 resulted primarily from additional personal costs associated with increased levels of revenue in 1995 compared to 1994.

General and Administrative Expenses

     General and administrative expenses increased approximately 33.2% to $27,252,000 for the year ended December 31, 1996 from $20,455,000 for the year ended December 31, 1995. General and administrative expenses increased 8.7% in 1995 from $18,814,000 for the year ended December 31, 1994. Such increase in 1996 resulted primarily from businesses acquired during the year ended December 31, 1996 and increases in the number of clients served by the Company. In addition, the Company incurred increased general and administrative expenses during the year ended December 31, 1996 in an attempt to increase the processing of physician charges at Spring. See "Merger Costs and Restructuring and Other Charges." Such increase in 1995 resulted primarily from additional costs associated with increased levels of revenue in 1995 compared to 1994.

Depreciation and Amortization

     Depreciation and amortization increased approximately 16.7% to $5,210,000 for the year ended December 31, 1996 from $4,465,000 for the year ended December 31, 1995. Depreciation and amortization expense in 1995 increased by 5.3% from $4,242,000 for the year ended December 31, 1994. Such increase in 1996 resulted primarily from businesses acquired during the year ended December 31, 1996. Such increase in 1995 resulted primarily from purchases of equipment during that year.

Interest Expense, net

     Interest expense, net, decreased approximately 46.6% to $1,073,000 for the year ended December 31, 1996 from $2,012,000 for the year ended December 31, 1995. Such expense in 1995 represented an increase of 14.4% from $1,758,000 for the year ended December 31, 1994. Such decrease in 1996 resulted from decreased levels of short and long-term debt after repayment of such borrowings out of proceeds from the Company's initial public offering of Common Stock. Such increase in 1995 resulted from increased levels of borrowings compared to 1994.

Merger Costs and Restructuring and Other Charges

     In the three months ended June 30, 1996, the Company recorded a restructuring charge of approximately $2,500,000 related to the write-off of certain computer hardware and software and certain non-recurring expenses associated with a limited restructuring of operations at Spring, and to the write-off of certain computer hardware and software at SSI. In the three months ended December 31, 1996, the Company recorded a charge of approximately $6,578,000 related to the impairment of certain intangible assets at Spring.

     Three Months Ended June 30, 1996

     Spring's results in the three months ended June 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges which resulted in lower revenues during that period. In addition, the Company incurred increased salary and general and administrative expenses in an attempt to increase production. To address these operating inefficiencies, among other actions, the Company decided to replace certain computer hardware and software at Spring with other operating software. The Company recorded a restructuring charge in the three months ended June 30, 1996 of approximately $1,600,00 related to the write-off of certain computer hardware and software, and costs associated with the introduction of a new management team, some limited severance activity and other transition items.

     At the time of the SSI merger, the Company determined that it would replace certain SSI computer hardware and software with its other operating software, and accordingly recorded a charge of approximately $900,000 in the three months ended June 30, 1996.

     Three Months Ended December 31, 1996

     During the three months ended December 31, 1996, the Spring operating inefficiencies led to client dissatisfaction. The Company incurred increased salary and general and administrative costs in an attempt to increase client satisfaction. However, these efforts were unsuccessful, and led to the loss of clients, loss of related revenues, and increased levels of operating expenses. As a result, in accordance with FASB 121, the Company determined that certain identifiable intangible assets (primarily customer contracts), and goodwill, were not recoverable from future cash flows of Spring, and accordingly, an impairment loss of approximately $6,578,000 was recorded. In addition, in conjunction with the Company's acquisition on February 5, 1997 of Physerv, which like Spring, serves only anesthesiologists, the Company has decided to fold the remaining Spring business into Physerv, with the goal of developing a profitable, national approach to the anesthesia market. This will entail exiting the processing of physician charges in remote Spring locations and performing such processing activities at more efficient central anesthesia processing locations. As a result of this assimilation, the Company may record a charge in the three months ending March 31, 1997 related to exiting processing activities at Spring.

     The Company incurred approximately $3,325,00 in transaction fees and other merger related costs in connection with the SSI, EE&C and RPM mergers which are reflected in the Company's results of operations for the year ended December 31, 1996.

Income Taxes and Pro Forma Income Taxes

     The Company's historical effective rate for income taxes (benefit) changed to 13.7% for the year ended December 31, 1996 from (39.7%) for the year ended December 31, 1995 and from (93.3%) for the year ended December 31, 1994. The change in the effective tax rate for the year ended December 31, 1996 was primarily attributable to nondeductible restructuring and other charges, nondeductible merger costs incurred in connection with the SSI, EE&C and RPM pooling of interest transactions and the change in status of both EE&C and RPM from cash basis "S" Corporations to accrual basis "C" Corporations. The change in the effective tax rate for the year ended December 31, 1995 was primarily attributable to a benefit associated with changes in state income tax rates in 1994 that did not reoccur in 1995 as well as a much greater amount of Subchapter S earnings in 1994 compared to 1995. Such changes also resulted from differing levels in each year of pretax income or loss and the effect on such levels of items not deductible for federal income tax purposes.

     Pro forma income taxes are presented for all periods prior to August 31, 1996 for EE&C and December 31, 1996 for RPM to show what income taxes would have been had EE&C and RPM been taxed as "C" Corporations for those periods.

Pro Forma Net Income (Loss) and Pro Forma Net Income (Loss) Per Share

     Pro forma net income (loss) and pro forma net income (loss) per share result from the accumulation of the items described above and the increase in the weighted average number of shares outstanding resulting from the Company's initial public offering of Common Stock and issuance of shares of Common Stock in certain of the Company's acquisitions. See "Acquisitions".

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital and cash equivalents were $14,020,000 and $3,826,000, respectively, at December 31, 1996 compared to $5,399,000 and $1,692,000, respectively, at December 31, 1995. Such increase in working capital resulted primarily from the excess of accounts receivable of companies acquired in 1996 over accounts payable and accrued expenses of those same companies.

     On December 13, 1996, the Company entered into a Loan Agreement (the "Agreement") with Corestates Bank, N.A., which provides the Company with a $30,000,000 revolving line of credit for acquisitions through January 1, 1999 and a $5,000,000 revolving line of credit for working capital through June 30, 1998. Under the Agreement, the Company may, at any time, borrow, repay and reborrow amounts up to the stated limits provided certain financial ratios and tests of the Company are within predetermined limits, and may, at any time, convert amounts borrowed to term loans that must be repaid by January 1, 2004. Borrowings under the Agreement may be at fixed or floating rates of interest which range from the bank's prime rate of interest to approximately two points below the bank's prime rate of interest. On December 31, 1996, the Company had borrowed $12,017,000 on the acquisition line and $2,500,000 on the working capital line at a weighted average interest rate of 6.3%.

     The Company's total short and long-term debt (including amounts owed to related parties) was $22,222,000 at December 31, 1996 (including the $5,500,000 Spring 7.6% acquisition subordinated note), compared to $21,668,000 at December 31, 1995.

     The Company believes anticipated cash flow from operations, working capital, cash and cash equivalents on hand and borrowing capacity from its lines of credit are adequate for its anticipated financing needs.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements                                                                     Page
Report of Independent Auditors................................................................    F-1
Consolidated Balance Sheets as of December 31, 1995 and 1996..................................    F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996............................................................    F-3
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1994, 1995 and 1996............................................................    F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996............................................................    F-5
Notes to Consolidated Financial Statements....................................................    F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1997 Stockholders Meeting.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1997 Stockholders Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1997 Stockholders Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1997 Stockholders Meeting.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

     (a)  Documents filed as part of this Report:

     1 and 2. See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

     3.  Exhibits:


        Exhibit No.                              Description

            2.1              Stock Purchase Agreement, dated September 11,
                             1995, among the Shareholders of North Coast Health
                             Care Management, Inc. and Physician Support
                             Systems, Inc. (1)

            2.2              Asset Purchase Agreement, dated September 25,
                             1995, among North Coast Account Systems, Inc.,
                             Medical Dental Invoicing Services, Inc. and
                             Physician Support Systems, Inc. (1)

            2.3 Amended and Restated Asset Purchase Agreement, dated December 7, 1995, among Medical Management
                             Support, Inc., the shareholders of Medical
                             Management Support, Inc. and PSS-Medical
                             Management Support, Inc. (1)

            2.4 Asset Purchase Agreement, dated October 16, 1995 among Data Processing Systems, Inc., McGriff,
                             Seibels & Williams, PSS - Data Processing Systems,
                             Inc. and Physicians Support Systems, Inc. (1)

            2.5              Asset Purchase Agreement, dated May 8, 1996, among
                             PBS Northwest, Incorporated, the Shareholders of
                             PBS Northwest, Incorporated and PSS PBS Northwest,
                             Inc. (3)

            2.6              Asset Purchase Agreement, dated May 17, 1996,
                             among ALM, Inc., the Shareholders of ALM, Inc.,
                             PSS ALM, Inc. and Physician Support Systems, Inc.
                             (4)

            2.7              Agreement and Plan of Merger, dated as of June 28,
                             1996, among Synergistic Systems, Inc., Physician
                             Support Systems, Inc. and PSS Synergistic Systems,
                             Inc. (5)

            2.8              Agreement and Plan of Merger, dated as of August
                             30, 1996, among Physician Support Systems, Inc.,
                             PSS EE&C Financial Services, Inc. and EE&C
                             Financial Services, Inc. (6)

            2.9              Agreement and Plan of Merger, dated as of August
                             30, 1996, among Physician Support Systems, Inc.,
                             PSS EE&C Health Services, Inc., PSS Med-Data
                             Interface Systems, Inc., PSS Medical Intercept
                             Systems, Inc., EE&C Health Services, Inc.,
                             Med-Data Interface Systems, LLC and Medical
                             Intercept Systems, LLC (7)

            2.10             Stock Purchase Agreement, dated as of December 13,
                             1996, among Physician Support Systems, Inc., PSS
                             C-CARE, Inc., George J. Weinroth, Herman
                             Mattleman, James Greenberg, Stanley Slipakoff,
                             Anthony J. Mckiewicz, Anthony Diluca, John C.
                             Miller III and Dennis Gaspari (8)

           2.11 Agreement and Plan of Merger, dated as of December 31, 1996, among Physician Support Systems, Inc., PSS Revenue Production Management, Inc. and Revenue Production Management, Inc. (9)

           2.12 Stock Purchase Agreement, dated as of February 3, 1997, among Physician Support Systems, Inc., PSI Acquisition Corp., Hamid Mirafzali, Shadan Mirafzali, Nader J. Samii, as independent trustee of the Neda Mirafzali Family Trust dated November 4, 1996 and Nadir J. Samii, as Independent Trustee of the Leela Mirafzali Family Trust dated November 4, 1996 (10)

            4.1 Form of Physician Support Systems, Inc. Amended and Restated 1996 Stock Option Plan

            4.2              Form of Synergistic Systems, Inc. 1996 Stock Option
                             Plan

            4.3              Form of Certificate representing Common Stock

           10.1 Employment Agreement, dated August 9, 1995, between Bruce B. Schmoyer and Physician Support Systems, Inc. (1)

           10.2 Employment Agreement, dated as of February 14, 1996, by and between Physician Support Systems, Inc. and David S. Geller (2)

           10.3 Employment Agreement, dated as of July 8, 1996, between Synergistic Systems, Inc. and Jean M. Campbell (5)

           10.4 Employment Agreement, dated as of August 30, 1996, between EE&C Financial Services, Inc. and Peter D. Cooper (6)

           10.5 Employment Agreement, dated as of August 30, 1996, between PSS EE&C Health Services, Inc. and James Robertson (7)

           10.6 Employment Agreement, dated as of December 13, 1996, between C-Care, Inc. and George J. Weinroth

           10.7 Employment Agreement, dated as of December 13, 1996, between C-Care, Inc. and Anthony J. Mackiewicz

           10.8 Employment Agreement, dated as of December 13, 1996, between C-Care, Inc. and Stanley Slipakoff

           10.9 Employment Agreement, dated as of December 13, 1996, between C-Care, Inc. and Anthony Diluca

           10.10 Employment Agreement, dated as of December 31, 1996, between Revenue Production Management, Inc. and Raymond E. Clutts

           10.11 Employment Agreement, dated as of December 31, 1996, between Revenue Production Management, Inc. and Paul A. Grabowski

           10.12 Employment Agreement, dated as of December 31, 1996, between Revenue Production Management, Inc. and Neil J. Greene

           10.13 Employment Agreement, dated as of February 3, 1997, between Physician Support Systems, Inc. and Hamid Mirafzali (10)

           10.14 Agreement of Lease dated August 30, 1991 between Physician Support Systems, Inc. and Prospect Realty Company (1)

           10.15 Office Lease Agreement dated July 20, 1994 between Spring Anesthesia Group, Inc. and American Savings Bank, F.A. (1)

           10.16 Loan Agreement dated December 13, 1996 between CoreStates Bank, N.A. and Physician Support Systems, Inc. and its subsidiaries

           10.17 Agreement dated as of December 18, 1995 among Medical Management Sciences, Inc., Managed Imaging, Inc. and Physician Support Systems, Inc.
                             (1)

           10.18 Promissory Note of PSS Investment, Inc. dated August 12, 1993 (assumed by The Spring Anesthesia Group, Inc. pursuant to a merger) (1)

           10.19             Registration Rights Agreement, dated as of June
                             28, 1996, among Physician Support Systems, Inc.
                             and each stockholder of Synergistic Systems, Inc.
                             and Jean M. Campbell, as representative of the shareholders (5)

           10.20             Registration Rights Agreement, dated as of August
                             30, 1996, among Physician Support Systems, Inc.,
                             Eltman, Eltman & Cooper, P.C., each of the shareholders of EE&C Financial Services, Inc. and
                             Peter D. Cooper, as representative of the shareholders (6)

           10.21             Registration Rights Agreement, dated as of August
                             30, 1996, among Physician Support Systems, Inc., each of the shareholders of EE&C Health Services, Inc., Med-Data Interface Systems, LLC and Medical
                             Intercept Systems, LLC and Peter D. Cooper, as representative of the shareholders (7)

           10.22             Registration Rights Agreement, dated as of
                             December 13, 1996, among Physician Support Systems
                             Inc., George J. Weinroth, Herman Mattleman, James
                             Greenberg, Stanley Slipakoff, Anthony J.
                             Mackiewicz, Anthony Diluca, John C. Miller III and
                             Dennis Gaspari (8)

           10.23             Registration Rights Agreement, dated as of
                             December 31, 1996, among Physician Support
                             Systems, Inc. and the former stockholders of Revenue Production Management, Inc. (9)

           10.24             Registration Rights Agreement, dated as of
                             February 3, 1997, among Physician Support Systems,
                             Inc., Hamid Mirafzali, Shadan Mirafzali, Nader J.
                             Samii, as Independent Trustee of the Neda
                             Mirafzali Family Trust, and Nader J. Samii, as
                             Independent Trustee of the Leela Mirafzali Family
                             Trust (10)

            21               Subsidiaries

            27               Financial Data Schedule

_________________________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 No. 33-80731, incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 14, 1996, as amended, incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 4, 1996, as amended, incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 8, 1996, as amended, incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 13, 1996, as amended, incorporated hereby by reference.
(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 16, 1996, as amended, incorporated hereby by reference.
(8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1996, as amended, incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 8, 1997, as amended, incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1997, incorporated herein by reference.

     (b)  Reports on Form 8-K

     One report on Form 8-K was filed during the quarter ended December 31, 1996:

         Item Reported            Financial Statements Filed    Date of Report
--------------------------------  ---------------------------  -----------------

Acquisition of C-CARE, Inc.,                No (1)             December 30, 1996
H.O.P.E. Enterprises Group,
Inc. and Professional Medical
Recovery Service, Inc.

(1) The financial statements required with respect to the acquisition were filed by Amendment to the Form 8-K dated February 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.



                                     PHYSICIAN SUPPORT SYSTEMS, INC.

                                     By   /s/ DAVID S. GELLER
                                          -------------------
                                           David S. Geller
                                           Senior Vice President

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.

  Signature                         Title
  ---------                         -----


    /s/PETER W. GILSON            President, Chief Executive Officer
------------------------------    and Director (principal executive
  Peter W. Gilson                 officer)


    /s/ HAMILTON F. POTTER III    Executive Vice President, Chief
------------------------------    Operating Officer and Director
  Hamilton F. Potter III

    /s/ DAVID S. GELLER           Senior Vice President, Chief
------------------------------    Financial Officer and Secretary
  David S. Geller                 (principal financial and
                                  accounting officer)


    /s/ MORTIMER BERKOWITZ III    Director
------------------------------
  Mortimer Berkowitz III

    /s/ JEAN CAMPBELL             Director
------------------------------
  Jean Campbell

    /s/ RICHARD W. VAGUE          Director
------------------------------
  Richard W. Vague

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of PHYSICIAN SUPPORT SYSTEMS, INC.
Mt. Joy, Pennsylvania

We have audited the accompanying consolidated balance sheets of Physician Support Systems, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Physician Support Systems, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
March 20, 1997
New York, New York

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                      -------------------------
                                                                          1995         1996
                                                                          ----         ----

ASSETS
Current assets:
   Cash and cash equivalents..............................            $ 1,691,758   $ 3,826,018
   Accounts receivable (net of allowances of
    $2,309,548 and $2,014,752 respectively)...............             10,970,430    17,458,338
   Accounts receivable -- unbilled........................              6,580,002    11,149,811
   Prepaid expenses.......................................                948,990     1,475,566
   Due from related parties...............................              2,396,114             -
   Other current assets...................................                220,544       516,123
                                                                      -----------  ------------
           Total current assets...........................             22,807,838    34,425,856

Property and equipment -- net.............................              5,876,158     9,092,630
Intangible assets -- net..................................             11,965,026    44,556,022
Due from related parties..................................              1,983,450     1,054,038
Other assets..............................................                482,203     2,776,902
                                                                      -----------  ------------

                                                                      $43,114,675   $91,905,448
                                                                      ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable.......................................            $ 3,029,488   $ 2,135,924
   Accrued expenses.......................................              7,935,195    16,805,042
   Short-term borrowings..................................                746,365             -
   Current portion of long-term debt......................              2,804,159             -
   Current portion of other long-term liabilities.........                372,297       969,623
   Current portion of due to related parties..............              2,231,316       463,736
   Deferred income taxes..................................                289,818        31,347
                                                                      -----------  ------------
           Total current liabilities......................             17,408,638    20,405,672
                                                                      -----------  ------------

Long-term debt............................................             14,971,783    20,017,027
                                                                      -----------  ------------
Other long-term liabilities...............................              1,814,942     3,676,052
                                                                      -----------  ------------
Due to related parties....................................                915,988       771,695
                                                                      -----------  ------------
Deferred income taxes.....................................                998,049     1,322,263
                                                                      -----------  ------------
Commitments and contingencies

Redeemable preferred stock................................              2,932,032             -
                                                                      -----------  ------------
Stockholders' equity (deficiency):
   Preferred stock, par value $.01 per share:
     authorized 10,000,000 shares; none outstanding
   Common stock, par value $.001 per share:
     authorized 100,000,000 shares; outstanding 4,526,888
     and 9,156,101 shares, respectively...................                  4,527         9,156
   Additional paid-in capital.............................                479,696    55,194,229
   Retained earnings (accumulated deficit)................              3,589,020    (9,490,646)
                                                                      -----------  ------------
                                                                        4,073,243    45,712,739
                                                                      -----------  ------------

                                                                      $43,114,675   $91,905,448
                                                                      ===========  ============

                See notes to consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended December 31,
                                                     ---------------------------------
                                                     1994          1995           1996
                                                     ----          ----           ----

Revenues.......................................  $55,447,832    $59,513,733   $ 75,190,943
                                                 -----------    -----------   ------------

Operating expenses:
  Salaries and wages...........................   29,882,898     34,016,350     40,071,578
  General and administrative...................   18,813,647     20,455,088     27,251,773
  Depreciation and amortization................    4,241,958      4,464,739      5,209,539
  Interest expense.............................    1,758,050      2,011,951      1,073,383
  Interest (income)............................      (13,475)      (186,077)      (668,806)
  Other (income) expense.......................      163,982        (22,732)       110,604
  Merger costs.................................            -              -      3,325,000
  Restructuring and other charges..............            -              -      9,077,734
                                                 -----------    -----------   ------------
Income (loss) before income taxes (benefit)....      600,772     (1,225,586)   (10,259,862)
Income taxes (benefit).........................     (560,446)      (486,737)     1,409,101
                                                 -----------    -----------   ------------
Net income (loss)..............................    1,161,218       (738,849)   (11,668,963)
Proforma income taxes (benefit)................      762,390        202,528     (2,026,651)
                                                 -----------    -----------   ------------

Proforma net income (loss).....................      398,828       (941,377)    (9,642,312)

Preferred stock dividends......................      230,800        280,980         36,320
                                                 -----------    -----------   ------------
Proforma net income (loss) applicable
  to common stock..............................  $   168,028    $(1,222,357)  $ (9,678,632)
                                                 ===========    ===========   ============

Proforma earnings (loss) per share.............       $ 0.04        $ (0.27)       $ (1.17)
                                                      ======        =======        =======

Weighted average shares outstanding............    4,526,888      4,526,888      8,269,779
                                                 ===========    ===========   ============

                See notes to consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Retained
                                                             Additional     Earnings         Total
                                           Common Stock        Paid-in    (Accumulated    Stockholders'
                                          Shares    Amount     Capital      Deficit)         Equity

Balance, December 31, 1993.............  4,526,888  $4,527   $   479,696  $  6,424,330    $  6,908,553

  Net income...........................          -       -             -     1,161,218       1,161,218
  Redeemable preferred stock
   issued in lieu of cash dividends....          -       -             -      (120,000)       (120,000)
  Redeemable preferred stock
   distributions.......................          -       -             -      (106,000)       (106,000)
  Common stock dividends...............          -       -             -    (1,966,475)     (1,966,475)
                                         ---------  ------  ------------  ------------    ------------

Balance, December 31, 1994.............  4,526,888   4,527       479,696     5,393,073       5,877,296
  Net loss.............................          -       -             -      (738,849)       (738,849)
  Redeemable preferred stock
   issued in lieu of cash dividends....          -       -             -      (262,032)       (262,032)
  Accrued preferred stock
   dividends...........................          -       -             -       (81,275)        (81,275)
  Common stock dividends...............          -       -             -      (721,897)       (721,897)
                                         ---------  ------  ------------  ------------    ------------

Balance, December 31, 1995.............  4,526,888   4,527       479,696     3,589,020       4,073,243

  Issuance of common stock in
   initial public offering.............  4,025,000   4,025    43,552,192             -      43,556,217
  Issuance of common stock in
   acquisitions........................    473,065     473     8,539,501             -       8,539,974
  Issuance of common stock in
   exchange for stockholder note.......    131,148     131     2,622,840             -       2,622,971
  Net loss.............................          -       -             -   (11,668,963)    (11,668,963)
  Redeemable preferred stock
   distributions.......................          -       -             -       (36,320)        (36,320)
  Common stock dividends...............          -       -             -    (1,374,383)     (1,374,383)
                                         ---------  ------  ------------  ------------    ------------

Balance, December 31, 1996.............  9,156,101  $9,156   $55,194,229  $ (9,490,646)   $ 45,712,739
                                         =========  ======  ============  ============    ============

                See notes to consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended December 31,
                                                                 --------------------------------
                                                                 1994          1995          1996
                                                                 ----          ----          ----
Cash flows from operating activities:
  Net income (loss)........................................  $ 1,161,218   $  (738,849)   $(11,668,963)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization.........................    4,241,957     4,464,806       5,209,539
     Deferred income taxes.................................     (853,532)     (570,346)        250,963
     Loss on disposal of property and equipment............      206,974        10,716         110,604
     Provision for doubtful accounts receivable............    1,061,375     1,148,081      (1,420,709)
     Other long-term liabilities...........................      675,266       154,448         608,625
     Accrued preferred stock dividends.....................            -       (81,275)              -
     Restructuring and other charges.......................            -             -       6,753,535
     Changes in operating assets and liabilities:
       Accounts receivable.................................     (479,770)   (2,852,645)       (169,786)
       Accounts receivable -- unbilled.....................     (381,548)   (1,066,711)       (530,344)
       Prepaid expenses....................................     (843,247)      435,560        (369,513)
       Other current assets................................     (112,309)      227,654        (272,144)
       Other assets........................................       42,497       (20,526)     (2,266,072)
       Accounts payable....................................      717,580     1,391,151      (1,618,468)
       Accrued expenses....................................      221,855     1,858,797         125,015
                                                             -----------   -----------     -----------
          Net cash provided by (used in) operating
            activities.....................................    5,658,316     4,360,861      (5,257,718)
                                                             -----------   -----------     -----------

Cash flows from investing activities:
  Acquisitions, net of cash acquired.......................            -             -     (27,677,301)
  Deferred purchase price..................................            -             -      (1,666,667)
  Capital expenditures.....................................   (1,866,060)   (1,283,425)     (1,774,356)
  Proceeds from disposal of property and equipment.........      163,651             -               -
                                                             -----------   -----------    ------------
       Net cash (used in) investing activities.............   (1,702,409)   (1,283,425)    (31,118,324)
                                                             -----------   -----------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock...............            -             -      43,556,217
  Proceeds from long-term borrowings.......................    1,019,928       800,000      18,610,778
  Proceeds from short-term borrowings......................            -       600,000               -
  Principal payments on long-term debt.....................   (1,649,708)   (1,541,894)    (19,670,145)
  Principal payments on capital lease obligations..........     (403,669)     (302,078)       (538,355)
  Principal payments on short-term borrowings..............            -             -        (746,365)
  Due to (from) related parties............................     (920,555)   (3,577,241)      1,640,907
  Common stock dividends...................................   (1,966,475)     (721,897)     (1,374,383)
  Issuance of redeemable preferred stock...................            -       550,000               -
  Redemption of redeemable preferred stock.................            -             -      (2,932,032)
  Redeemable preferred stock distributions.................     (106,000)            -         (36,320)
                                                             -----------   -----------     -----------
       Net cash provided by (used in) financing activities.   (4,026,479)   (4,193,110)     38,510,302
                                                             -----------   -----------     -----------

Net increase (decrease) in cash and cash equivalents.......      (70,572)   (1,115,674)      2,134,260
Cash and cash equivalents, beginning of period.............    2,878,004     2,807,432       1,691,758
                                                             -----------   -----------     -----------

Cash and cash equivalents, end of period...................  $ 2,807,432   $ 1,691,758     $ 3,826,018
                                                             ===========   ===========     ===========

                See notes to consolidated financial statements.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

1. Basis of Presentation and Summary of Significant Accounting Policies

    a. Description of the Business -- Physician Support Systems, Inc. (a Delaware corporation) and Subsidiaries (the "Company") are engaged in the business of providing business management services to hospitals and hospital-affiliated physicians.

    b. Principles of Consolidation -- The consolidated financial statements include the accounts of Physician Support Systems Inc. and its subsidiaries, including the retroactive effect of all mergers which have been accounted for under the pooling of interests method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

    c. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    d. Revenue Recognition -- The Company earns business management fees primarily as a percentage of amounts collected on behalf of its clients from patients and third-party payors. For clients where the amount and timing of collection of their accounts receivable can be reliably estimated, the Company estimates the fees that it will invoice those clients upon collection of their accounts receivable and recognizes such revenues when substantially all services to be performed by the Company have been completed.

    Accounts receivable primarily represents amounts invoiced to clients. The Company provided 1,581,732, 1,148,417 and (127,025) for doubtful accounts in the years ended December 31, 1994, 1995 and 1996, and wrote off 583,560, 336 and 1,173,626 against its allowance for doubtful accounts in the years ended December 31, 1994, 1995 and 1996, respectively. Also included in accounts receivable at December 31, 1995 are reimbursements for professional fees incurred in connection with a proposed business transaction.

    Accounts receivable -- unbilled represents amounts recognized for services rendered but not yet invoiced and is based on the Company's estimate of fees that will be invoiced to clients when accounts receivable from patients and third-party payors are collected. This amount is calculated by applying the Company's management fee percentage to an estimate of what clients will ultimately collect from patients and third-party payors on their accounts receivable. The Company revises its estimate of accounts receivable - unbilled each month based on its clients' charges and collections for that month. Separately, the Company provides for additional costs necessary to complete the clients' collection process.

    e. Cash and Cash Equivalents -- The Company considers its highly liquid overnight investments to be cash equivalents.

    f. Cash in Escrow -- The Company holds cash collected on behalf of its clients in escrow and remits amounts due to these clients weekly and monthly. Approximately $4,052,368 and $3,335,619 of cash in escrow was offset against amounts due to clients on the Company's balance sheet at December 31, 1995 and 1996, respectively.

    g. Property and Equipment -- Depreciation and amortization are computed on a straight-line basis over the shorter of estimated useful lives of the assets or lease terms. Expenditures which increase value or extend useful lives are capitalized, while maintenance and repairs are charged to operations as incurred.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

    h. Intangible Assets -- Amortization is computed on a straight-line basis over the estimated lives of intangible assets. From time to time the Company compares the carrying value of its intangible assets to an estimate of the Company's fair value in order to evaluate the reasonableness of the carrying value and remaining amortization period of the goodwill. See Note 15. Fair value is computed using projections of future cash flows.

    i. Income Taxes -- Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income taxes/benefit is the tax payable/receivable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

    j. Fair Value of Financial Instruments -- Management considers that the carrying amount of financial instruments, including cash, receivables, accounts payable and accrued expenses, and current maturities of long-term debt, approximates fair value. Interest on long-term debt is primarily payable at variable rates which approximates fair market value.

    k. Pro Forma Income Taxes -- The Company has acquired certain entities in merger transactions accounted for as pooling of interests, which prior to the merger had elected "S" corporation status for income tax purposes. As a result of the mergers, these acquired entities terminated their "S" corporation elections. Pro forma income taxes represent the income tax provision (benefit) that would have been recognized for periods prior to the mergers had the acquired entities been taxed as "C" corporations.

    l. Pro Forma Earnings (Loss) Per Share -- Proforma earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each of the periods retroactively restated to give effect to the 1,400-for-one stock split. See Note 14.

    m. Reclassifications -- Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.

2. Business Combinations

    On February 15, 1996, the Company acquired 100 percent of the outstanding common stock and substantially all of the assets and liabilities of the North Coast Health Care Management Group ("NCHC") for approximately $8,000,000 in cash and deferred payments.

    On February 15, 1996, the Company acquired substantially all of the assets and liabilities of Medical Management Support, Inc. ("MMS") for approximately $2,500,000 in cash.

    On February 15, 1996, the Company acquired substantially all of the assets and liabilities of Data Processing Systems, Inc. ("DPS") for approximately $1,150,000 in cash and deferred payments. The payment of the deferred payments is subject to DPS' retention of clients.

    On May 8, 1996, the Company acquired substantially all of the assets and liabilities of PBS Northwest, Inc. ("PBS") for approximately $3,000,000 in cash.

    On May 21, 1996, the Company acquired substantially all of the assets and liabilities of ALM, Inc. ("ALM") for approximately $1,600,000 in cash and deferred payments plus 11,628 shares of common stock valued at approximately $250,000. The payment of the deferred payments is subject to ALM's retention of clients.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996


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

    On December 16, 1996, the Company acquired 100 percent of the outstanding common stock of the MARS Group ("MARS") for approximately $7,117,000 in cash plus 175,439 shares of common stock valued at approximately $2,105,000.

    Each of the foregoing acquisitions has been accounted for under the purchase method of accounting, and, accordingly, the net assets acquired were recorded at their fair values on the dates of acquisition and the results of operations of each of these companies are included in the Company's consolidated statement of operations from the respective dates of acquisition. Excess purchase price over fair value of net assets acquired of approximately $39,752,000 is being amortized on the straight-line method over 20 years.

    On June 28, 1996, the Company merged with Synergistic Systems, Inc. ("SSI") by exchanging 944,992 shares of common stock of the Company for all the outstanding shares of common stock of SSI.

    On August 31, 1996, the Company merged with EE&C Financial Services, Inc. ("EE&C") by exchanging 1,026,852 shares of common stock of the Company for all the outstanding shares of common stock of EE&C. In addition, the Company also repaid outstanding indebtedness of EE&C in an aggregate amount of $2,622,971 by issuing an additional 131,148 shares of common stock.

    On December 31, 1996, the Company merged with Revenue Production Management. Inc. ("RPM") by exchanging 315,048 shares of common stock of the Company for all the outstanding shares of common stock of RPM.

    Each of the foregoing transactions has been accounted for as a pooling of interests, and accordingly, all previously issued financial statements of the Company have been restated to include SSI, EE&C and RPM. A reconciliation of revenues, net income (loss) per share of the Company as previously reported, and combined, is as follows:

                                                      ($000S)
                                 -----------------------------------------------
                                     As
                                 Previously
                                  Reported     SSI      EE&C     RPM    Combined
Year ended December 31, 1994
Revenues                          $18,773     $9,589  $21,818   $5,268  $ 55,448
Pro forma net income (loss)        (1,067)       341      717      408       399
Preferred stock dividends             231                                    231
Pro forma earnings (loss) per
 share                            $ (0.58)                              $   0.04
                                  =======                               ========

Weighted average shares             2,240                                  4,527
                                  =======                               ========

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

Year ended December 31, 1995
Revenues                                  $19,584   $9,831   $23,620   $6,479  $ 59,514
Pro forma net income (loss)                (1,274)      25        34      274      (941)
Preferred stock dividends                     281                                   281
Pro forma earnings (loss) per share       $ (0.69)                             $  (0.27)
                                          =======                              ========

Weighted average shares                     2,240                                 4,527
                                          =======                              ========

Quarter ended March 31, 1996
Revenues                                  $ 6,399   $2,652    $5,776   $1,903  $ 16,730
Pro forma net income (loss)                   (58)      24       149      170       285
Preferred stock dividends                      36                                    36
Pro forma earnings (loss) per share       $ (0.02)                             $  (0.04)
                                          =======                              ========

Weighted average shares                     4,398                                 6,669
                                          =======                              ========

Quarter ended June 30, 1996
Revenues                                  $10,337       (*)   $5,451   $1,752  $ 17,540
Pro forma net income (loss)                (2,331)              (617)      67    (2,881)
Pro forma earnings (loss) per share       $ (0.32)                             $  (0.33)
                                          =======                              ========

Weighted average shares                     7,262                                 8,604
                                          =======                              ========

Quarter ended September 30, 1996
Revenues                                  $17,943       (*)       (*)  $1,832  $ 19,775
Pro forma net income (loss)                  (406)                         51      (355)
Pro forma earnings (loss) per share       $ (0.05)                             $  (0.04)
                                          =======                              ========

Weighted average shares                     8,510                                 8,825
                                          =======                              ========

(*) Included in "As Previously Reported"

     In connection with the SSI, EE&C and RPM mergers, the Company incurred approximately $3,325,000 in transaction fees and other merger related costs which are reflected in the Company's results of operations for the year ended December 31, 1996.

     On February 5, 1997, the Company acquired 100 percent of the outstanding common stock of Physerv Solutions, Inc. ("Physerv") for approximately $10,109,000 in cash plus 563,934 shares of common stock valued at approximately $6,000,000. The Company intends to merge the operations of its subsidiary The Spring Anesthesia Group, Inc. ("Spring") into Physerv as soon as is practicable.

     The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had sold 4,025,000 shares of common stock for $12 per share, repaid all outstanding short and long-term debt (except for the Spring acquisition subordinated note), redeemed all outstanding shares of preferred stock and consummated the purchase acquisitions of NCHC, MMS, DPS, PBS, ALM, MIS, MARS and Physerv on January 1, 1995 are as follows:

                                             Year Ended December 31,
                                               1995           1996
                                               ----           ----
     Revenue ...........................  $ 90,726,000    $100,724,000
     Proforma net income (loss) ........    (2,068,000)     (9,482,000)
     Proforma earnings (loss) per share.         (0.21)          (0.99)
     Weighted average shares ...........     9,720,000       9,617,000

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

3. Property and Equipment

     Property and equipment consists of the following:


                                                                                     December 31,
                                                                Estimated         ------------------
                                                               Useful Life        1995          1996
                                                               -----------        ----          ----
     Furniture and fixtures................................          7         $ 1,563,366   $ 2,086,138
     Equipment.............................................          5           7,381,137    11,222,168
     Computer software.....................................          5           2,861,106     3,440,130
     Leasehold improvements................................         10             856,381     1,702,829
                                                                               -----------   -----------
                                                                                12,661,990    18,451,265
     Less accumulated depreciation and amortization........                      6,785,832     9,358,635
                                                                               -----------   -----------
                                                                               $ 5,876,158   $ 9,092,630
                                                                               ===========   ===========

4. Intangible Assets

     Intangible assets consist of the following:

                                                                                     December 31,
                                                                Estimated         ------------------
                                                               Useful Life        1995          1996
                                                               -----------        ----          ----
     Physician contracts...................................     6 - 10         $ 9,883,290   $ 8,433,290
     Noncompetition agreements.............................          5           3,727,042     3,895,000
     Excess purchase price over fair value of net
      assets acquired......................................         20           6,076,005    40,071,903
     Other.................................................          5             441,458       244,159
                                                                               -----------   -----------
                                                                                20,127,795    52,644,352
     Less accumulated amortization.........................                      8,162,769     8,088,330
                                                                               -----------   -----------
                                                                               $11,965,026   $44,556,022
                                                                               ===========   ===========

5. Accrued Expenses

     Accrued expenses consist of the following:

                                                                                     December 31,
                                                                                  ------------------
                                                                                  1995          1996
                                                                                  ----          ----
     Estimated costs to complete the collection
      process for accounts receivable-unbilled.............                    $ 1,185,082   $ 2,286,714
     Accrued payroll, benefits and related liabilities.....                      2,477,920     3,189,971
     Accrued restructuring charges.........................                        387,891     4,628,374
     Accrued professional fees.............................                      2,046,128     2,664,960
     Other.................................................                      1,838,174     4,035,023
                                                                               -----------   -----------
                                                                               $ 7,935,195   $16,805,042
                                                                               ===========   ===========

No item included in other accrued expense totaled more than 5% of accrued expenses at December 31, 1995 or 1996.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

6. Long-Term Debt

     Long-term debt consists of the following:

                                                                                  December 31,
                                                                               ------------------
                                                                               1995          1996
                                                                               ----          ----
Bank term note, 7.6% until August 11, 1996, national
 commercial rate plus 1.5% thereafter payable monthly,
 $133,333 to $150,000 through August 1, 1998.....................           $ 5,166,667   $         -
Subordinated notes, 13%, payable $1,500,000 on August 30,
 1997 and 1998...................................................             3,000,000             -
Subordinated notes, 9% on the first $1,350,000 due August 30,
 1997, 0% on the remainder, payable on August 30, 1998...........             1,830,763             -
Bank term notes, various interest rates, payable monthly
 through May 2000................................................             2,278,512             -
Acquisition Line borrowings, overnight market rate
 (6.18% at December 31, 1996)....................................                     -    12,017,027
Working Capital Line borrowings, Intermediate Market
 Rate (6.83% at December 31, 1996)...............................                     -     2,500,000
Spring acquisition subordinated note, 7.6%, payable on
 August 12, 2003.................................................             5,500,000     5,500,000
                                                                            -----------   -----------
                                                                             17,775,942    20,017,027
Less current portion.............................................             2,804,159             -
                                                                            -----------   -----------
                                                                            $14,971,783   $20,017,027
                                                                            ===========   ===========

     On December 13, 1996, the Company entered into a Loan Agreement (the "Agreement") with its bank which was comprised of a $30,000,000 Acquisition Revolving Credit Facility (the "Acquisition Line") and a $5,000,000 Working Capital Line of Credit (the "Working Capital Line"). Under the Agreement, the Company may borrow, repay and reborrow amounts on the Acquisition Line through January 1, 1999. At any time prior to January 1, 1999, the Company may convert any Acquisition Line borrowings into a term loan ("Term Loan") with a repayment term of no more than 5 years from the date of conversion. On January 1, 1999, all borrowings under the Acquisition line automatically convert into a Term Loan that will be payable in monthly installments through January 1, 2004. Acquisition Line borrowings may, at the Company's option, bear interest at the Overnight Market Rate (federal funds rate plus 0.87%) or the Adjusted LIBOR Rate (London Interbank Offered Rate plus 0.85%). Interest on Term Loans may, at the Company's option, bear interest at the Intermediate Market Rate (Overnight Market rate plus 0.30%) or a fixed rate of interest quoted by the bank at the time of a Term Loan conversion. The Company may borrow under the Working Capital Line through June 30, 1998, with Working Capital Line borrowings bearing interest at the lesser of the bank's prime rate or the Overnight Market Rate plus 0.65%.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

7. Other Long-Term Liabilities

     Other long-term liabilities consist of the following:

                                                                    December 31,
                                                                 -----------------
                                                                 1995         1996
                                                                 ----         ----
Capitalized lease obligations..............................   $1,026,885   $2,910,952
Pension liability (Note 11)................................       31,578       67,578
Deferred purchase price....................................            -      350,000
Deferred rent..............................................      828,776    1,123,999
Other......................................................      300,000      193,146
                                                              ----------   ----------
                                                               2,187,239    4,645,675
                                                              ----------   ----------
Less current portion:
   Capitalized lease obligations...........................      322,297      909,239
   Other...................................................       50,000       60,384
                                                              ----------   ----------
                                                                 372,297      969,623
                                                              ----------   ----------

                                                              $1,814,942   $3,676,052
                                                              ==========   ==========

     The following is a schedule of future minimum lease payments under capital leases and the present value of the minimum lease payments as of December 31, 1996:

       Year Ending
       December 31,
       ------------
       1997................................................   $1,157,135
       1998................................................    1,077,155
       1999................................................      857,412
       2000................................................      210,859
       2001................................................       15,990
                                                              ----------

     Total minimum lease payments..........................    3,318,551
     Less amount representing interest.....................      407,599
                                                              ----------

     Present value of minimum lease payments (of which
       $909,239 is due within one year)....................   $2,910,952
                                                              ==========

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996



8. Income Taxes

   Income taxes consist of the following:

                                                  Year Ended December 31,
                                           -------------------------------------
                                              1994        1995          1996
                                           ----------  -----------  ------------

Current:
  Federal................................  $ 240,698   $   22,969   $   434,438
  State..................................     82,186       53,955       237,152
                                           ---------   ----------   -----------
                                             322,884       76,924       671,590
                                           ---------   ----------   -----------
Deferred:
  Federal................................   (565,112)    (487,457)      667,040
  State..................................   (318,218)     (76,204)       70,471
                                           ---------   ----------   -----------
                                            (883,330)    (563,661)      737,511
                                           ---------   ----------   -----------
Recorded provision for income taxes......   (560,446)    (486,737)    1,409,101

Pro forma income taxes...................    762,390      202,528    (2,026,651)
                                           ---------   ----------   -----------

Total income taxes.......................  $ 201,944   $ (284,209)  $  (617,550)
                                           =========   ==========   ===========


  Deferred income tax assets and liabilities consist of the following:



                                                             December 31,
                                                          ----------------
                                                          1995        1996
                                                          ----        ----
Deferred income tax assets:
  Net operating loss carryforwards.......              $1,219,821   $   781,473
  Valuation reserve for state net
   operating loss carryforwards..........                 (89,374)     (156,776)
  Operating improvement reserves.........                 145,858     1,781,803
  Landlord allowances....................                 238,493       366,893
  Bad debt reserve.......................                 217,466       821,815
  Vacation accrual.......................                 277,515       483,960
  Other..................................                   4,124        66,154
                                                       ----------   -----------
                                                        2,013,903     4,145,322
                                                       ----------   -----------
Deferred income tax liabilities:
  Physician contracts....................                 667,625             -
  Unbilled accounts receivable, net......               2,149,427     3,528,231
  Depreciation and amortization..........                 484,718       263,795
  S Corporation cash to accrual
   conversions...........................                       -     1,706,906
                                                       ----------   -----------
                                                        3,301,770     5,498,932
                                                       ----------   -----------

Net deferred income tax liability........              $1,287,867   $ 1,353,610
                                                       ==========   ===========

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996


  The net deferred income tax liability is classified in the consolidated balance sheet as follows:

                                                             December 31,
                                                          ------------------
                                                          1995          1996
                                                          ----          ----
Net current liability....................              $  289,818   $    31,347
Net long-term liability..................                 998,049     1,322,263
                                                       ----------   -----------
Net deferred income tax liability........              $1,287,867   $ 1,353,610
                                                       ==========   ===========

  A reconciliation of the statutory Federal income tax rate and the effective rate of the provision for income taxes consists of the following:


                                                            December 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------

Statutory Federal income tax rate...................    34.0%   (34.0)%  (34.0)%
State income taxes, net of Federal income tax
 benefits...........................................    (4.5)    (3.6)     1.8
Merger costs........................................       -        -     11.0
Restructuring and other charges.....................       -        -     16.0
Nondeductible items.................................    19.3     10.3      1.7
Change in state tax laws allowing previously
 disallowed prior years state net operating loss
 deduction..........................................   (27.2)       -        -
State net operating loss carryforwards valuation
 allowance..........................................    11.5      1.6      0.7
Effect of changes in state income tax rates on
 deferred income tax assets and liabilities.........   (18.8)       -        -
Subchapter S earnings not subject to tax............  (107.8)   (14.0)    (0.8)
Cash to accrual adjustment..........................       -        -     17.3
                                                      ------   ------   ------
Effective income tax rate...........................   (93.5)   (39.7)    13.7

Pro forma tax adjustment............................   126.9     16.5    (19.7)
                                                      ------   ------   ------

Pro forma income tax rate...........................    33.4%   (23.2)%   (6.0)%
                                                      ======   ======   ======

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996


9. Supplemental Cash Flow Information

  Supplemental cash flow information consists of the following:


                                                   Year Ended December 31,
                                               -------------------------------
                                                1994        1995         1996
                                               ------      ------       ------
Supplemental investing activity:
 Fair value of assets acquired ...........   $       --  $       --  $ 51,532,204
 Stock issued in acquisitions ............           --          --   ( 8,539,975)
 Cash acquired ...........................           --          --   (   713,180)
 Liabilities assumed .....................           --          --   (10,339,749)
 Deferred purchase price .................           --          --   ( 2,262,000)
 Costs of exiting certain redundant
   facilities and activities .............           --          --   ( 2,000,000)
                                             ----------  ----------  ------------
 Net cash paid for acquisition ...........   $       --  $       --  $ 27,677,301
                                             ==========  ==========  ============

Supplemental disclosure of cash flow
 information:
 Cash paid for interest ..................   $1,474,097  $  463,387  $  4,313,118
                                             ==========  ==========  ============

 Capital lease obligations incurred  in
   acquisition of equipment ..............   $  639,500  $  251,490  $  1,976,561
                                             ==========  ==========  ============

 Cash paid for taxes .....................   $  381,877  $  232,976  $    808,406
                                             ==========  ==========  ============

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

10. Related Party Transactions

 The Company has the following amounts receivable from related parties:


                                                                December 31,
                                                            ------------------
                                                            1995          1996
                                                            ----          ----
 Notes receivable - shareholders ......................  $1,983,450    $1,054,038
 Due from affiliated companies ........................   2,396,114             -
                                                         ----------    ----------
                                                         $4,379,564    $1,054,038
                                                         ==========    ==========


 The Company has the following amounts due to related parties:

                                                               December 31,
                                                            ------------------
                                                            1995          1996
                                                            ----          ----
 Payable to  shareholders - due on demand .............  $1,852,706    $  315,000
 Unsecured note due to an affiliated
  company with interest
  at 11% matures December 31, 1996 ....................     255,746             -
 Payable to a shareholder due in monthly
  installments with interest
  at 7.5% due December 2004 ...........................   1,038,852       920,431
                                                         ----------    ----------
                                                          3,147,304     1,235,431
 Less current portion                                     2,231,316       463,736
                                                         ----------    ----------

                                                         $  915,988    $  771,695
                                                         ==========    ==========

   Legal services provided by a related party were $2,869,885, $3,400,182, and $2,549,657 for the years ended December 31, 1994, 1995 and 1996, respectively.

  The schedule of repayments of notes payable to related parties by year and in the aggregate is as follows:

              Year Ending
              December 31,
             -------------
                 1997 ...........................   $   463,736
                 1998 ...........................       130,792
                 1999 ...........................       153,759
                 2000 ...........................       132,320
                 2001 ...........................        99,193
                 Thereafter                             255,631
                                                    -----------

                                                    $ 1,235,431
                                                    ===========

11. Employee Benefit Plans

  Spring provides pension benefits to eligible employees under a noncontributory defined benefit pension plan (the "Plan"). Benefits are earned on the basis of credited service and employees' highest five consecutive plan years' average compensation. The Plan was frozen effective July 1, 1993. Accordingly, no further benefits accrue to eligible employees after July 1, 1993, the accumulated benefit obligation becomes equal to the projected benefit obligation as of that date, and all benefits become vested as of that date. The Company makes contributions to the plan as necessary to satisfy the minimum funding requirements of ERISA.

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996


  The following table summarizes the significant assumptions used in determining the pension obligations as of December 31, 1995 and 1996:


         Discount rate -- pre-retirement.................  7.0%
         Discount rate -- post-retirement................  5.0%
         Expected long-term rate of return on assets.....  7.0%

  Assets of the plan consist primarily of investments in stocks and corporate and government bonds.

  Pension cost includes the following components:

                                                  Year Ended December 31,
                                           --------------------------------------
                                              1994        1995          1996
                                           ----------  -----------  -------------

  Service cost -- benefits earned during
   the period............................  $      --   $       --    $        --
  Interest cost on projected benefit
   obligation............................   (142,660)    (132,450)      (113,819)
  Return on plan assets -- actual........     69,574      236,165        197,607
  Net amortization and deferral..........     66,166     (115,681)       (92,452)
                                           ---------   ----------    -----------
     Net pension cost....................  $  (6,920)  $  (11,966)   $    (8,664)
                                           =========   ==========    ===========

  The funded status of the pension plan at December 31, 1995 and 1996 was as follows:

                                                              December 31,
                                                          -------------------
                                                          1995           1996
                                                          ----           ----
  Projected benefit obligation (100%
   vested)...............................             $(1,981,163)   $(1,382,710)
  Plan assets at fair value..............               1,938,358      1,425,602
                                                      -----------    -----------
  Projected benefit obligation (in
   excess of) less than plan assets......                 (42,805)        42,892
  Unrecognized net (gain) loss...........                  11,227        (83,134)
                                                       ----------    -----------
     Accrued pension cost................              $  (31,578)   $   (40,242)
                                                       ==========    ===========

  The Company maintains several non-contributory 401(k) plans for the benefit of its employees. For the years ended December 31, 1994, 1995 and 1996, the Company's contributions to its 401(k) plans were $70,823, $83,475 and $102,794 respectively. In order to maintain its compliance with ERISA, the Company intends to consolidate all its 401(k) plans into one plan prior to December 31, 1998.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

12. Commitments and Contingencies

  a. Operating Leases -- Future minimum annual rental commitments under noncancelable operating leases are as follows:

              Year Ending
              December 31,
              ------------
              1997.................................  $ 3,723,081
              1998.................................    3,363,605
              1999.................................    3,284,637
              2000.................................    2,752,749
              2001.................................    2,766,683
              Thereafter...........................    4,982,689
                                                     -----------

                                                     $20,873,444
                                                     ===========

  Rent expense was approximately $2,183,727, $2,417,817 and $3,420,316 for the years ended December 31, 1994, 1995 and 1996, respectively.

  b. Letter of Credit -- The Company has a letter of credit from a bank in the amount of approximately $163,945 at December 31, 1996 in connection with one of its self-insured employee medical plans.

  c. Litigation - The Company is involved in certain litigation in the normal course of business. In the opinion of management, liabilities arising from such litigation will not have a material adverse effect on the Company's financial position.

13. Redeemable Preferred Stock

  On August 30, 1991, the Company sold 2,000 shares of 10% Preferred Stock, Series A (the "Series A Stock") and 2,000 shares of 10% Preferred Stock, Series B (the "Series B Stock") (together, the "10% Preferred Stock"), stated value $500 per share, for $2,000,000. On February 28, 1994, February 28, 1995 and August 31, 1995, the Company issued stock dividends of 120 shares, 127.2 shares and 134.832 shares, respectively, of 10% Preferred Stock, Series A and 120 shares, 127.2 shares and 134.832 shares, respectively, of 10% Preferred Stock, Series B in lieu of cash dividends. On December 21, 1995, the Company sold 1,100 shares of 10% Redeemable Preferred Stock, Series A, stated value $500 per share, for $550,000.

  On February 15, 1996, the Company redeemed all outstanding shares of preferred stock (see Note 14).

  At December 31, 1995 and 1996, redeemable preferred stock consisted of the following:

                                                                                  December 31,
                                                                                -----------------
                                                                                   1995     1996
                                                                                ----------  -----
  Par value $.01 per share, authorized 10,000 shares:

         Series A, stated value $500 per share,
           outstanding 3,482,032 and 0 shares, respectively ..........           $1,741,016  $   -

         Series B, stated value $500 per share,
           outstanding 2,482,032 and 0 shares, respectively ..........            1,191,016      -
                                                                                 ----------  -----

                                                                                 $2,932,032  $   -
                                                                                 ==========  =====

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

14. Common Stock

  a. Sale of Common Stock -- On February 12, 1996, the Company authorized the issuance of up to 10,000,000 shares of preferred stock, increased the number of authorized shares of common stock from 5,000 to 100,000,000, changed the par value of its common stock from $.01 to $.001 per share and effected a 1,400-for-one stock split. All numbers of common shares and per share data in the accompanying financial statements have been retroactively adjusted to effect the stock split. In addition, on February 12, 1996, the Company sold 4,025,000 shares of common stock for $12 per share in its initial public offering of common stock. The net proceeds of such offering of approximately $43,556,000 were used to repay all outstanding short and long-term debt except for the Spring acquisition subordinated note, redeem all outstanding shares of preferred stock and acquire NCHC, MMS and PPS.

  b. Physician Support Systems, Inc. Stock Option Plan -- On February 9, 1996, the Company adopted the Physician Support System, Inc. Stock Option Plan (the "Original Plan"). On October 2, 1996, the Company amended and restated the Original Plan by adopting the Physician Support System, Inc. Amended and Restated Stock Option Plan, which was further amended in December 1996 (the "Plan"). A total of 849,750 authorized but unissued shares of common stock are reserved for issuance under the Plan. All options issued under the Plan through December 31, 1996 have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within ten years from the date of the grant. Through December 31, 1996, the Company has issued 483,998 options (of which 19,000 were forfeited as of December 31, 1996) under the Plan at exercise prices ranging from $12.00 to $22.00.

  c. Synergistic Systems, Inc. Stock Option Plan -- On December 23, 1996, Synergistic Systems, Inc. adopted the Synergistic Systems, Inc. Stock Option Plan (the "SSI Plan"). The Company has reserved a total of 90,000 authorized but unissued shares of common stock for issuance under the SSI Plan. All options issued under the SSI Plan through December 31, 1996 have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within ten years from the date of the grant. Through December 31, 1996, the Company has issued 87,750 options under the SSI Plan at exercise prices ranging from $15.60 to $19.12, which include options granted by SSI prior to being acquired by the Company which were assumed by the Company.

  A summary of the combined status, and changes during the year ended December 31, 1996 of the Plan and the SSI Plan is presented below:

                                                 Shares    Exercise Price
                                                 -------   --------------
     Outstanding at January 1, 1996 .........          -                -
     Granted ................................    571,748   $12.00 - 22.00
     Exercised ..............................          -                -
     Forfeited ..............................     19,000   $12.00 - 22.00
                                                 -------   --------------

     Outstanding at December 31, 1996            552,748   $12.00 - 21.75
                                                 =======   ==============

     Options exercisable at December 31, 1996          -   $            -
                                                 =======   ==============

  The following table summarizes information related to options outstanding at December 31, 1996:

                                             Weighted-Average
      Range of              Outstanding at      Remaining      Weighted-Average
    Exercise Prices        December 31, 1996 Contractual Life  Exercise Price
    ---------------        ----------------- ----------------  ----------------
     $12.00-15.875                 218,250         4.31 years             $14.15
     $18.75-21.75                  334,498         4.73 years             $20.70

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

   The Company has chosen to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") to the measurement of compensation cost related to stock based compensation awards. APB 25 measures such compensation cost based on the intrinsic value of the equity instrument awarded. The Company has chosen to adopt only the disclosure provisions of Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), which measures compensation cost related to stock based compensation awards based on the fair value of the equity instrument awarded. If compensation cost had been determined under SFAS 123, pro forma net income (loss) and pro forma earnings (loss) per share would have been reduced to the pro forma amounts below for the year ended December 31, 1996:

  Pro forma net income (loss):
     As reported ....................................      $(9,642,312)
     Pro-forma ......................................      $(9,944,279)

  Pro forma earnings (loss) per share:
     As reported ....................................      $     (1.17)
     Pro forma ......................................      $     (1.20)

  In calculating pro forma net income (loss) under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period ended December 31, 1996:

  Expected volatility ...............................        71.97%
  Expected lives ....................................         5 years
  Risk-free interest rate ...........................         5.00%
  Expected dividend yield ...........................         0.00%

  Weighted-average fair value of options granted
    during the year ended December 31 (per option) ..         $12.05

  The pro forma effect of applying SFAS 123 is not necessarily indicative of the effect on reported net income for future years.

               PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Years Ended December 31, 1994, 1995 and 1996

15. Merger Costs and Restructuring and Other Charges

  Spring's results in the three months ended June 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges which resulted in lower revenues during that period. In addition, the Company incurred increased salary and general and administrative expenses in an attempt to increase production. To address these operating inefficiencies, among other actions, the Company decided to replace certain computer hardware and software at Spring with other operating software. The Company recorded a restructuring charge in the three months ended June 30, 1996 of approximately $1,600,000 related to the write-off of certain computer hardware and software, and costs associated with the introduction of a new management team, some limited severance activity and other transaction items. During the three months ended December 31, 1996, the Spring operating inefficiencies led to client dissatisfaction. The Company incurred increased salary and general and administrative costs in an attempt to increase client satisfaction. However, these efforts were unsuccessful, and led to the loss of clients and loss of related revenues. As a result, in accordance with FASB 121, the Company has determined that certain identifiable intangible assets (primarily customer contracts), and goodwill, were not recoverable from future cash flows of Spring, and accordingly, an impairment loss of approximately $6,578,000 was recorded. In addition, in conjunction with the Company's acquisition on February 5, 1997 of Physerv, which like Spring, serves only anesthesiologists, the Company has decided to fold the remaining Spring business into Physerv, in order to develop a profitable, national approach to the anesthesia market. This will entail exiting the processing of physician charges in remote Spring locations and performing such processing activities at more efficient central anesthesia processing locations. As a result of this assimilation, the Company may record a charge in the three months ending March 31, 1997 related to exiting processing activities at Spring.

  At the time of the SSI merger, the Company determined that it would replace certain SSI computer hardware and software with its proprietary operating software, and accordingly recorded a charge of approximately $900,000 in the three months ended June 30, 1996.

  The Company incurred approximately $3,325,000 in transaction fees and other merger related costs in connection with the SSI, EE&C and RPM mergers which are reflected in the Company's results of operations for the year ended December 31, 1996.


                           EXHIBIT INDEX
                           -------------

        Exhibit No.                              Description
        -----------                              -----------

            2.1              Stock Purchase Agreement, dated September 11,
                             1995, among the Shareholders of North Coast Health
                             Care Management, Inc. and Physician Support
                             Systems, Inc. (1)

            2.2              Asset Purchase Agreement, dated September 25,
                             1995, among North Coast Account Systems, Inc.,
                             Medical Dental Invoicing Services, Inc. and
                             Physician Support Systems, Inc. (1)

            2.3 Amended and Restated Asset Purchase Agreement, dated December 7, 1995, among Medical Management
                             Support, Inc., the shareholders of Medical
                             Management Support, Inc. and PSS-Medical
                             Management Support, Inc. (1)

            2.4 Asset Purchase Agreement, dated October 16, 1995 among Data Processing Systems, Inc., McGriff,
                             Seibels & Williams, PSS - Data Processing Systems,
                             Inc. and Physicians Support Systems, Inc. (1)

            2.5              Asset Purchase Agreement, dated May 8, 1996, among
                             PBS Northwest, Incorporated, the Shareholders of
                             PBS Northwest, Incorporated and PSS PBS Northwest,
                             Inc. (3)

            2.6              Asset Purchase Agreement, dated May 17, 1996,
                             among ALM, Inc., the Shareholders of ALM, Inc.,
                             PSS ALM, Inc. and Physician Support Systems, Inc.
                             (4)

            2.7              Agreement and Plan of Merger, dated as of June 28,
                             1996, among Synergistic Systems, Inc., Physician
                             Support Systems, Inc. and PSS Synergistic Systems,
                             Inc. (5)

            2.8              Agreement and Plan of Merger, dated as of August
                             30, 1996, among Physician Support Systems, Inc.,
                             PSS EE&C Financial Services, Inc. and EE&C
                             Financial Services, Inc. (6)

            2.9              Agreement and Plan of Merger, dated as of August
                             30, 1996, among Physician Support Systems, Inc.,
                             PSS EE&C Health Services, Inc., PSS Med-Data
                             Interface Systems, Inc., PSS Medical Intercept
                             Systems, Inc., EE&C Health Services, Inc.,
                             Med-Data Interface Systems, LLC and Medical
                             Intercept Systems, LLC (7)

            2.10             Stock Purchase Agreement, dated as of December 13,
                             1996, among Physician Support Systems, Inc., PSS
                             C-CARE, Inc., George J. Weinroth, Herman
                             Mattleman, James Greenberg, Stanley Slipakoff,
                             Anthony J. Mckiewicz, Anthony Diluca, John C.
                             Miller III and Dennis Gaspari (8)

           2.11 Agreement and Plan of Merger, dated as of December 31, 1996, among Physician Support Systems, Inc., PSS Revenue Production Management, Inc. and Revenue Production Management, Inc. (9)

           2.12 Stock Purchase Agreement, dated as of February 3, 1997, among Physician Support Systems, Inc., PSI Acquisition Corp., Hamid Mirafzali, Shadan Mirafzali, Nader J. Samii, as independent trustee of the Neda Mirafzali Family Trust dated November 4, 1996 and Nadir J. Samii, as Independent Trustee of the Leela Mirafzali Family Trust dated November 4, 1996 (10)

            4.1 Form of Physician Support Systems, Inc. Amended and Restated 1996 Stock Option Plan

            4.2              Form of Synergistic Systems, Inc. 1996 Stock Option
                             Plan

            4.3              Form of Certificate representing Common Stock

           10.1 Employment Agreement, dated August 9, 1995, between Bruce B. Schmoyer and Physician Support Systems, Inc. (1)

           10.2 Employment Agreement, dated as of February 14, 1996, by and between Physician Support Systems, Inc. and David S. Geller (2)

           10.3 Employment Agreement, dated as of July 8, 1996, between Synergistic Systems, Inc. and Jean M. Campbell (5)

           10.4 Employment Agreement, dated as of August 30, 1996, between EE&C Financial Services, Inc. and Peter D. Cooper (6)

           10.5 Employment Agreement, dated as of August 30, 1996, between PSS EE&C Health Services, Inc. and James Robertson (7)

           10.6 Employment Agreement, dated as of December 13, 1996, between C-Care, Inc. and George J. Weinroth

           10.7 Employment Agreement, dated as of December 13, 1996, between C-Care, Inc. and Anthony J. Mackiewicz

           10.8 Employment Agreement, dated as of December 13, 1996, between C-Care, Inc. and Stanley Slipakoff

           10.9 Employment Agreement, dated as of December 13, 1996, between C-Care, Inc. and Anthony Diluca

           10.10 Employment Agreement, dated as of December 31, 1996, between Revenue Production Management, Inc. and Raymond E. Clutts

           10.11 Employment Agreement, dated as of December 31, 1996, between Revenue Production Management, Inc. and Paul A. Grabowski

           10.12 Employment Agreement, dated as of December 31, 1996, between Revenue Production Management, Inc. and Neil J. Greene

           10.13 Employment Agreement, dated as of February 3, 1997, between Physician Support Systems, Inc. and Hamid Mirafzali (10)

           10.14 Agreement of Lease dated August 30, 1991 between Physician Support Systems, Inc. and Prospect Realty Company (1)

           10.15 Office Lease Agreement dated July 20, 1994 between Spring Anesthesia Group, Inc. and American Savings Bank, F.A. (1)

           10.16 Loan Agreement dated December 13, 1996 between CoreStates Bank, N.A. and Physician Support Systems, Inc. and its subsidiaries

           10.17 Agreement dated as of December 18, 1995 among Medical Management Sciences, Inc., Managed Imaging, Inc. and Physician Support Systems, Inc.
                             (1)

           10.18 Promissory Note of PSS Investment, Inc. dated August 12, 1993 (assumed by The Spring Anesthesia Group, Inc. pursuant to a merger) (1)

           10.19             Registration Rights Agreement, dated as of June
                             28, 1996, among Physician Support Systems, Inc.
                             and each stockholder of Synergistic Systems, Inc.
                             and Jean M. Campbell, as representative of the shareholders (5)

           10.20             Registration Rights Agreement, dated as of August
                             30, 1996, among Physician Support Systems, Inc.,
                             Eltman, Eltman & Cooper, P.C., each of the shareholders of EE&C Financial Services, Inc. and
                             Peter D. Cooper, as representative of the shareholders (6)

           10.21             Registration Rights Agreement, dated as of August
                             30, 1996, among Physician Support Systems, Inc., each of the shareholders of EE&C Health Services, Inc., Med-Data Interface Systems, LLC and Medical
                             Intercept Systems, LLC and Peter D. Cooper, as representative of the shareholders (7)

           10.22             Registration Rights Agreement, dated as of
                             December 13, 1996, among Physician Support Systems
                             Inc., George J. Weinroth, Herman Mattleman, James
                             Greenberg, Stanley Slipakoff, Anthony J.
                             Mackiewicz, Anthony Diluca, John C. Miller III and
                             Dennis Gaspari (8)

           10.23             Registration Rights Agreement, dated as of
                             December 31, 1996, among Physician Support
                             Systems, Inc. and the former stockholders of Revenue Production Management, Inc. (9)

           10.24             Registration Rights Agreement, dated as of
                             February 3, 1997, among Physician Support Systems,
                             Inc., Hamid Mirafzali, Shadan Mirafzali, Nader J.
                             Samii, as Independent Trustee of the Neda
                             Mirafzali Family Trust, and Nader J. Samii, as
                             Independent Trustee of the Leela Mirafzali Family
                             Trust (10)

            21               Subsidiaries

            27               Financial Data Schedule

_________________________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 No. 33-80731, incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 14, 1996, as amended, incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 4, 1996, as amended, incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 8, 1996, as amended, incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 13, 1996, as amended, incorporated hereby by reference.
(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 16, 1996, as amended, incorporated hereby by reference.
(8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1996, as amended, incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 8, 1997, as amended, incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1997, incorporated herein by reference.