Form 10-K/A
period 1996-12-31
PHYSICIAN SUPPORT SYSTEMS INC
filed 1997-04-14
CIK 878760

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  -----------
                                 FORM 10-K/A
                              AMENDMENT NO. 1 TO
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

                    Common Stock, par value $.001 per share


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               -------    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 15, 1997 was approximately $63,296,000.

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

     The signature page to the Annual Report on Form 10-K is hereby replaced with the following:

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


Signature                                  Title
---------                                  -----
/s/PETER W. GILSON                         President, Chief Executive Officer
------------------                         and Director
Peter W. Gilson                            (principal executive officer)

/s/ HAMILTON F. POTTER III                 Executive Vice President, Chief Operating
--------------------------                 Officer and Director
Hamilton F. Potter III

/s/ DAVID S. GELLER                        Senior Vice President, Chief Financial Officer
-------------------                        and Secretary (principal financial and
David S. Geller                            accounting officer)

/s/ MORTIMER BERKOWITZ III                 Director
--------------------------
Mortimer Berkowitz III

/s/ RICHARD W. VAGUE                       Director
--------------------
Richard W. Vague

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned hereunder duly authorized.


Dated:  April 14, 1996        PHYSICIAN SUPPORT SYSTEMS, INC.

                              By  /s/ DAVID S. GELLER
                                  -------------------
                                 David S. Geller
                                 Senior Vice President and
                                 Chief Financial Officer