Form 10-Q
period 1997-03-31
PHYSICIAN SUPPORT SYSTEMS INC
filed 1997-05-15
CIK 878760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ------------------
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 33-80731

                             --------------------

                         PHYSICIAN SUPPORT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware
       (State or other jurisdiction                  13-3624081
            of incorporation or                  (I.R.S. Employer
               organization)                    Identification No.)




   ROUTE 230 AND EBY-CHIQUES ROAD
        MT. JOY, PENNSYLVANIA                       17552
(Address of principal executive offices)          (Zip Code)

                                 (717) 653-5340
                                 --------------

               Registrant's telephone number, including area code

                               ----------------
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X       No
                                       ------       ------

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.



Common Stock, par value $.001 per share               9,720,033 Shares
---------------------------------------               ----------------
             Class                                     Outstanding at
                                                        May 10, 1997

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -
                         March 31, 1997 and December 31, 1996               2
              Condensed Consolidated Statements of Operations -
                         Three Months Ended
                          March 31, 1997 and 1996                           3
              Condensed Consolidated Statements of Cash Flows -
                         Three Months Ended
                         March 31, 1997 and 1996                            4
              Notes to Condensed Consolidated
                         Financial Statements                               5

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                    7

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                              10

Item 6. Exhibits and Reports on Form 8-K                                   10
Signatures                                                                 11
Exhibit Index                                                              12

Part I. Financial Information
Item 1. Financial Statements

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,               December 31,
                                                                                           1997                     1996
                                                                                           ----                     ----
                                                                                        (Unaudited)
                                               ASSETS
Current assets:
     Cash and cash equivalents..................................................      $   1,044,541            $  3,826,018
     Accounts receivable........................................................         20,439,936              17,458,338
     Accounts receivable - unbilled ............................................         13,995,582              11,149,811
     Prepaid expenses and other current assets..................................          2,719,660               1,991,689
                                                                                     --------------           -------------
          Total current assets..................................................         38,199,719              34,425,856
Property and equipment..........................................................          9,270,563               9,092,630
Intangible assets - net.........................................................         59,970,203              44,556,022
Due from related parties........................................................            859,602               1,054,038
Other assets   .................................................................          2,797,546               2,776,902
                                                                                     --------------          --------------
          Total.................................................................     $  111,097,633            $ 91,905,448
                                                                                     ==============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................      $   2,878,923            $  2,135,924
     Accrued expenses...........................................................         16,384,806              16,805,042
     Current portion of other long-term liabilities.............................          1,016,559                 969,623
     Current portion of due to related parties..................................            315,000                 463,736
     Deferred income taxes......................................................             31,347                  31,347
                                                                                     --------------           -------------
          Total current liabilities.............................................         20,626,635              20,405,672
                                                                                     --------------           -------------
Long-term debt .................................................................         35,547,027              20,017,027
                                                                                     --------------           -------------
Other long-term liabilities.....................................................          3,435,904               3,676,052
                                                                                     --------------           -------------
Due to related parties..........................................................            873,488                 771,695
                                                                                     --------------           -------------
Deferred income taxes...........................................................          1,322,263               1,322,263
                                                                                     --------------           -------------
Commitments and contingencies...................................................                ---                     ---
                                                                                     --------------           -------------
Stockholders' equity:
     Preferred stock, par value $.01 per share: authorized
           10,000,000 shares: none outstanding
     Common stock, par value $.001 per share:
          authorized 100,000,000 shares: outstanding 9,720,033
          and 9,156,101 shares at March 31, 1997 and
          December 31, 1996 respectively........................................              9,720                  9,156
Additional paid-in capital......................................................         58,740,799             55,194,229
Retained earnings (accumulated deficit).........................................         (9,458,203)           (9,490,646)
                                                                                       -------------            ----------
          Total stockholders' equity............................................         49,292,316             45,712,739
                                                                                      -------------             ----------
          Total.................................................................      $ 111,097,633           $ 91,905,448
                                                                                      =============           ============


           See notes to condensed consolidated financial statements.

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                            1997                    1996
                                                                            ----                    ----
                                                                        (Unaudited)              (Unaudited)
Revenues.........................................................       $ 25,399,324             $16,730,387
                                                                        ------------             -----------
Operating expenses:
     Salaries and wages..........................................         13,173,393               8,832,715
     General and administrative..................................          9,474,740               6,085,227
     Depreciation and amortization...............................          1,447,219               1,262,961
     Interest income.............................................            (31,980)               (189,309)
     Interest expense............................................            529,034                 275,373
     Other (income) expense......................................                 --                  (9,424)
     Restructuring charge........................................            750,000                      --
                                                                        ------------             -----------
Income before income taxes
     (benefit)...................................................             56,918                 472,844
Income taxes (benefit)...........................................             24,475                 (26,000)
                                                                        ------------             -----------
Net income ......................................................             32,443                 498,844
Pro forma income taxes (benefit).................................                 --                 213,198
                                                                        ------------             -----------
Pro forma net income ............................................             32,443                 285,646
Preferred stock dividends........................................                 --                  36,320
                                                                        ------------             -----------
Pro forma net income applicable
     to common stock.............................................       $     32,443             $   249,326
                                                                        ============             ===========
Pro forma earnings per share.....................................       $       0.00             $      0.04
                                                                        ============             ===========
Weighted average shares outstanding.............................           9,434,010               6,684,900
                                                                           =========               =========


           See notes to condensed consolidated financial statements.

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                 1997              1996
                                                                                 ----              ----
                                                                              (Unaudited)       (Unaudited)
Cash flows from operating activities:
     Net  income ....................................................            $32,443          $498,844
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
               Depreciation and amortization.........................          1,477,219         1,262,961
               Deferred income taxes.................................                 --           100,155
               Other long-term liabilities...........................            370,517           322,776
               Changes in operating assets and liabilities:
                    Accounts receivable..............................         (2,232,081)       (1,300,360)
                    Accounts receivable - unbilled...................           (857,818)         (317,868)
                    Prepaid expenses and other current assets and
                             other assets............................           (293,871)         (809,165)
                    Accounts payable.................................            (67,382)       (1,377,285)
                    Accrued expenses.................................           (872,528)         (606,362)
                                                                            ------------      ------------
           Net cash used in operating activities.....................         (2,443,501)       (2,226,304)
                                                                            ------------      ------------
Cash flows from investing activities:
     Acquisitions, net of cash acquired..............................        (14,139,183)      (10,657,190)
     Deferred purchase price.........................................           (365,833)         (166,666)
     Capital expenditures............................................           (721,778)         (389,083)
                                                                            ------------      ------------
            Net cash used in investing activities....................        (15,226,794)      (11,212,939)
                                                                            ------------      ------------
Cash flows from financing activities:
      Net proceeds from sale of common stock.........................                 --        43,556,217
      Proceeds from long-term borrowings.............................         15,530,000           319,997
      Repayment of short-term borrowings.............................                 --          (500,000)
      Principal payments on long-term debt...........................           (586,274)      (10,464,567)
      Principal payments on capital lease obligations................           (202,401)          (79,902)
      Due to/from related parties....................................            147,493         1,416,291
      Common stock dividends.........................................                 --           (70,677)
      Redemption of preferred stock..................................                 --        (2,932,032)
      Redeemable preferred stock distributions.......................                              (36,320)
                                                                            ------------      ------------
             Net cash provided by financing activities                        14,888,818        31,209,007
                                                                            ------------      ------------

Net increase (decrease) in cash and cash equivalents.................         (2,781,477)       17,769,764
Cash and cash equivalents, beginning of period.......................          3,826,018         1,691,758
                                                                            ------------      ------------
Cash and cash equivalents, end of period.............................         $1,044,541       $19,461,522
                                                                            ============      ============
Supplemental investing activity:
       Fair value of assets acquired.................................        $20,155,912       $13,850,820
       Stock issued in acquisitions..................................         (3,547,132)               --
       Cash acquired.................................................                 --          (193,261)
       Liabilities assumed...........................................         (2,274,597)       (1,088,369)
       Deferred purchase price.......................................           (195,000)       (1,912,000)
                                                                            ------------      ------------
              Net cash paid for acquisitions.........................        $14,139,183       $10,657,190
                                                                            ============      ============
Supplemental disclosure of cash flow information:
       Cash paid for interest........................................           $514,868          $510,519
                                                                            ============      ============
       Capital lease obligations incurred in acquisition of
              equipment..............................................        $     ----         $     ----
                                                                             ===========       ===========


           See notes to condensed consolidated financial statements.

                PHYSICIAN SUPPORT SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 And 1996

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

            The unaudited financial information contained herein reflects all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1997 and 1996.

2.  Sale of Common Stock

            On February 12, 1996, the Company authorized the issuance of up to 10,000,000 shares of preferred stock, increased the number of authorized shares of common stock from 5,000 to 100,000,000, changed the par value of its common stock from $.01 to $.001 per share and effected a 1,400-for-one stock split. In addition, on February 12, 1996, the Company sold 4,025,000 shares of common stock for $12 per share in its initial public offering of common stock. The net proceeds of such offering of approximately $43,556,000 were used to repay all outstanding short and long-term debt except for The Spring Anesthesia Group, Inc. ("Spring") acquisition subordinated note, redeem all outstanding shares of preferred stock and acquire three businesses.

3.  Business Combinations

            During 1996, the Company acquired either 100 percent of the outstanding common stock or substantially all of the assets and liabilities of seven businesses in transactions accounted for under the purchase method of accounting, and merged with three businesses in transactions accounted for as poolings of interests.

            On February 5, 1997, the Company acquired 100 percent of the outstanding common stock of Physerv Solutions, Inc. ("Physerv") for approximately $10,109,000 in cash plus 563,934 shares of common stock. The Company intends to merge the operations of Spring into Physerv as soon as is practicable (see Note 5).

            The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated on January 1, 1996 the acquisitions of the businesses it acquired and accounted for under the purchase method of accounting since January 1, 1996 are as follows:



                                    Three Months Ended March 31,
                                    ----------------------------
                                    1997                  1996
                                    ----                  ----
Revenue                           $26,167,629        $24,901,013
Net income (loss)                    $104,810           $160,638
Earnings (loss) per share               $0.01              $0.02
Weighted average shares             9,720,033          9,720,033
                                    =========         ==========


4. Long-Term Debt

        Long-term debt consists of the following:

                                                                                            March 31,           December 31,
                                                                                              1997                 1996
                                                                                              ----                 ----
Loan Agreement Acquisition Line borrowings, Overnight Market Rate
   (6.43% at March 31, 1997).......................................................     $  27,351,027           $12,017,027
Loan Agreement Working Capital Line borrowings, Intermediate Market
   Rate (7.08% at March 31, 1997)..................................................         2,696,000             2,500,000
Spring acquisition subordinated note, 7.6%, payable on
   August 12, 2003.................................................................         5,500,000             5,500,000
                                                                                        -------------           -----------
                                                                                        $  35,547,027           $20,017,027
                                                                                         ============            ==========


5. Restructuring Charge

            As previously reported, results at the Company's Spring subsidiary located in Stockton, California in the three months ended June 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges which resulted in lower revenues during that period. In addition, the Company incurred increased salary and general and administrative expenses in an attempt to increase production. To address these operating inefficiencies, among other actions, the Company decided to replace certain computer hardware and software at Spring with other operating software. The Company recorded a restructuring charge in the three months ended June 30, 1996 of approximately $1,600,000 related to the write-off of certain computer hardware and software, and costs associated with the introduction of a new management team, some limited severance activity and other transition items. During the three months ended December 31, 1996, the Spring operating inefficiencies led to client dissatisfaction. The Company incurred increased salary and general and administrative costs in an attempt to increase client satisfaction. However, these efforts were unsuccessful, and led to the loss of clients and loss of related revenues. As a result, in accordance with Statement of Financial Accounting Standards No. 121, the Company determined that certain identifiable intangible assets (primarily customer contracts), and goodwill, were not recoverable from future cash flows of Spring, and accordingly, an impairment loss of approximately $6,578,000 was recorded in the year ended December 31, 1996. In addition, in conjunction with the Company's acquisition on February 5, 1997 of Physerv, which like Spring, serves only anesthesiologists, the Company decided to fold the remaining Spring business into Physerv, in order to develop a profitable, national approach to the anesthesia market. This will entail exiting the processing of physician charges in remote Spring locations and performing such processing activities at more efficient central anesthesia processing locations. As a result of this assimilation, the Company recorded a charge of $750,000 in the three months ended March 31, 1997, primarily for severance and lease terminations related to exiting processing activities at Spring.



6. Pro Forma Income Taxes

            The Company has acquired certain entities in merger transactions accounted for as poolings of interests, which prior to the mergers had elected "S" corporation status for income tax purposes. As a result of the mergers, these acquired entities terminated their "S" corporation elections. Pro forma income taxes represent the income tax provision (benefit) that would have been recognized for periods prior to the mergers had the acquired entities been taxed as "C" corporations.



7. Related Party Transactions

            Legal services provided by related parties were approximately $762,000 and $838,000 for the three months ended March 31, 1997 and 1996, respectively.

            Rent paid to related parties was approximately $80,000 and $0 for the three months ended March 31, 1997 and 1996, respectively.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


OVERVIEW

     The Company is a leading provider of business management services to hospitals and hospital-affiliated physicians. The Company's services include preparation and follow-up on bills for medical services provided, assisting providers in qualifying patients for state medicaid eligibility, collecting past due accounts, and providing other business management services on an outsource basis. The Company is generally compensated with a management fee based upon net receipts of its clients.

     On February 12, 1996, the Company sold 4,025,000 shares of common stock for $12 per share in its initial public offering of common stock. The net proceeds of such offering of approximately $43,556,000 were used to repay all outstanding short and long-term debt except for the Spring acquisition subordinated note, redeem all outstanding shares of preferred stock and acquire three businesses. See "ACQUISITIONS."

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's latest Annual Report on Form 10-K.

ACQUISITIONS

     During 1996, the Company acquired either 100 percent of the outstanding common stock or substantially all the assets and liabilities of seven businesses in transactions accounted for under the purchase method of accounting, and merged with three businesses in transactions accounted for as poolings of interests.

     On February 5, 1997, the Company acquired 100 percent of the outstanding common stock of Physerv for approximately $10,109,000 in cash plus 563,934 shares of common stock. The Company intends to merge the operations of Spring into Physerv as soon as is practicable.


RESULT OF OPERATIONS

      The following table sets forth, for the periods presented, the percentages of net revenue represented by certain items reflected in the Company's statement of operations.

                                              Three Months Ended March 31,
                                                  1997          1996
                                                  ----          ----
Revenues                                         100.0%        100.0%
                                                 ------        ------
Salaries and wages                                51.9%         52.8%
General and administrative                        37.3%         36.4%
Depreciation and amortization                      5.6%          7.5%
Interest expense (income), net                     2.0%          0.5%
Other expense (income), net                        0.0%          0.0%
Restructuring charge                               3.0%          0.0%
                                                   ----          ----
Income before income taxes                         0.2%          2.8%
Income taxes (benefit)                             0.1%         (0.2%)
                                                   ----          ----
Net income                                         0.1%          3.0%
Pro forma income taxes                             0.0%          1.3%
                                                   ----          ----
Pro forma net income                               0.1%          1.7%
                                                   ====          ====

Revenues

      Revenues increased approximately 51.8% from $16,730,000 for the three months ended March 31, 1996 to $25,399,000 for the three months ended March 31, 1997. Such increase resulted primarily from businesses acquired during 1996 and 1997 plus increased revenues from the addition of new clients, offset, in part, by decreased revenues from lost clients. In addition, the Company's revenues during the three months ended March 31, 1997 were adversely affected by operating inefficiencies in the processing of physician charges at Spring, the Company's subsidiary located in Stockton, California. See "Restructuring Charge."

Salaries and Wages

      Salaries and wages increased approximately 49.1% from $8,833,000 for the three months ended March 31, 1996 to $13,173,000 for the three months ended March 31, 1997. Such increase resulted primarily from businesses acquired during 1996 and 1997 and increases in the number of clients served by the Company. As a percentage of revenues, salaries and wages were lower in the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily due to efficiencies at businesses acquired in mergers accounted for as poolings of interest subsequent to March 31, 1996 but prior to December 31, 1996.

General and Administrative Expenses

      General and administrative expenses increased approximately 55.7% from $6,085,000 for the three months ended March 31, 1996 to $9,475,000 for the three months ended March 31, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997 and increases in the number of clients served by the Company. As a percentage of revenues, general and administrative expenses were higher in the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily due to increased administrative costs associated with being a publicly traded company.

Depreciation and Amortization

      Depreciation and amortization increased approximately 14.6% from $1,263,000 for the three months ended March 31, 1996 to $1,447,000 for the three months ended March 31, 1997. Such increase resulted primarily from businesses acquired during 1996 and 1997, offset in part, by reductions in depreciation and amortization expense due to the write off of Spring fixed and intangible assets. See Restructuring Charge.

Interest Income

      Interest income decreased from $189,000 for the three months ended March 31, 1996 to $32,000 for the three months ended March 31, 1997 primarily as a result of lower levels of excess cash invested in 1997 compared to 1996.

Interest Expense

      Interest expense increased approximately 92.1% from $275,000 for the three months ended March 31, 1996 to $529,000 for the three months ended March 31, 1997. Such increase resulted primarily from increased levels of borrowings in 1997 resulting from businesses acquired during 1996 and 1997.

Restructuring Charge

      As previously reported, results at the Company's Spring subsidiary located in Stockton, California in the three months ended June 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges which resulted in lower revenues during that period. In addition, the Company incurred increased salary and general and administrative expenses in an attempt to increase production. To address these operating inefficiencies, among other actions, the Company decided to replace certain computer hardware and software at Spring with other operating software. The Company recorded a restructuring charge in the three months ended June 30, 1996 of approximately $1,600,000 related to the write-off of certain computer hardware and software, and costs associated with the introduction of a new management team, some limited severance activity and other transition items. During the three months ended December 31, 1996, the Spring operating inefficiencies led to client dissatisfaction. The Company incurred increased salary and general and administrative costs in an attempt to increase client satisfaction. However, these efforts were unsuccessful, and led to the loss of clients and loss of related revenues. As a result, in accordance with Statement of Financial Accounting Standards No. 121, the Company determined that certain identifiable intangible assets (primarily customer contracts) and goodwill were not recoverable from future cash flows of Spring, and accordingly, an impairment loss of approximately $6,578,000 was recorded in the year ended December 31, 1996.

In addition, in conjunction with the Company's acquisition on February 5, 1997 of Physerv, which like Spring, serves only anesthesiologists, the Company decided to fold the remaining Spring business into Physerv, in order to develop a profitable, national approach to the anesthesia market. This will entail exiting the processing of physician charges in remote Spring locations and performing such processing activities at more efficient central anesthesia processing locations. As a result of this assimilation, the Company recorded a charge of $750,000 in the three months ended March 31, 1997, primarily for severance and lease terminations related to exiting processing activities at Spring.

Income Taxes (Benefit) and Pro Forma Income Taxes

      The Company's historical effective rates for income taxes (benefit) changed from (5.5%) for the three months ended March 31, 1996 to 43.0% for the three months ended March 31, 1997. Such change was primarily attributable to mergers with two companies subsequent to the three months ended March 31, 1996 but prior to December 31, 1996 that were accounted for as poolings of interests. Both companies had been taxed as "S" Corporations, and their historical financial statements, which are now included in the Company's consolidated financial statements, did not include provisions for income taxes. Pro forma income taxes are presented for the three months ended March 31, 1996 to show what income taxes would have been had these two companies been taxed as "C" Corporations at that time. In addition, changes in the effective income tax rate also resulted from differing levels in each year of projected annual pretax income and the effect on such projected levels of items not deductible for Federal and State income tax purposes.

Pro Forma Net Income and Pro Forma Earnings Per Share

      Pro forma net income and pro forma earnings per share result from the accumulation of the items described above and the increase in the weighted average number of shares outstanding in the three months ended March 31, 1997 compared to the three months ended March 31, 1996 resulting from shares issued in the Company's initial public offering of common stock and additional shares of common stock issued as consideration in acquisitions accounted for as purchases in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital and cash and cash equivalents were $17,573,000 and $1,044,000, respectively, at March 31, 1997 compared to $14,020,000 and $3,826,000, respectively, at December 31, 1996.

      The Company's total long-term debt, including current portion and amounts due to related parties was $36,736,000 at March 31, 1997 compared to $21,252,000 at December 31, 1996. Such increase at March 31, 1997 was primarily attributable to increased borrowings resulting from the acquisition of PhyServ on February 5, 1997, plus borrowings during the three months ended March 31, 1997 to pay transaction fees associated with the PhyServ acquisition and other acquisitions that were consummated in the second half of 1996.

      The Company believes anticipated cash flow from operations, cash and cash equivalents on hand and borrowing capacity from its Loan Agreement are adequate for its anticipated operating needs. The Company is currently discussing additional financing alternatives with its bank in order to support its future acquisition program.

Part II.    Other Information

Item 2.     Changes in Securities

            In connection with its acquisition of PhyServ, between February 5, 1997 and February 28, 1997 the Company issued an aggregate of 563,934 shares of its Common Stock to the former stockholders of PhyServ. The securities issued were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
      Number                         Description
      ------                         -----------

        2.1 Stock Purchase Agreement dated February 3, 1997 among Physician Support Systems, Inc., PSI Acquisition Corp., Hamid Mirafzali, Shadan Mirafzali, Nader J. Samii, as independent trustee of the Neda Mirafzali Family Trust dated November 4, 1996 and Nadir J. Samii, as independent trustee of the Leala Mirafzali Family Trust dated November 4, 1996 (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 18, 1997, as amended by Amendment No. 1 thereto dated April 14, 1997).

       10.1 Amendment No. 1 to Loan Agreement dated May 9, 1997 between Physician Support Systems, Inc. and its subsidiaries and CoreStates Bank, N.A.

        27                           Financial Data Schedule



 (b)    Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the quarter ended March 31, 1997:

        1. Current Report dated January 8, 1997, as amended by Amendment No. 1 thereto dated March 14, 1997, reporting the Company's acquisition on December 31, 1996 of the capital stock outstanding of Revenue Production Management, Inc. ("RPM"). Said report, as amended, includes (i) the balance sheets of RPM as of December 31, 1995 and September 30, 1996 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1995 and for the nine months ended September 30, 1995 and 1996 and (ii) the pro forma financial statements of the Company, giving effect to the acquisition of RPM as of September 30, 1996 and for the year ended December 31, 1995 and the nine months ended September 30, 1996.

        2. Current Report dated February 18, 1997, as amended by Amendment No. 1 thereto dated April 14, 1997 reporting the Company's acquisition on February 5, 1997 of the capital stock outstanding of PhyServ Solutions, Inc.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1997.

                                               PHYSICIAN SUPPORT SYSTEMS, INC.

                                               By: /s/ DAVID S. GELLER
                                               ------------------------------
                                               DAVID S. GELLER
                                               SENIOR VICE PRESIDENT
                                               CHIEF FINANCIAL OFFICER

                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
------                                   -----------
   2.1                                   Stock Purchase Agreement dated February
                                         3, 1997 among Physician Support
                                         Systems, Inc., PSI Acquisition Corp.,
                                         Hamid Mirafzali, Shadan Mirafzali,
                                         Nader J. Samii, as independent trustee
                                         of the Neda Mirafzali Family Trust
                                         dated November 4, 1996 and Nadir J.
                                         Samii, as independent trustee of the
                                         Leala Mirafzali Family Trust dated
                                         November 4, 1996 (incorporated herein
                                         by reference to the Company's Current
                                         Report on Form 8-K dated February 18,
                                         1997, as amended by Amendment No. 1
                                         thereto dated April 14, 1997).

  10.1 Amendment No. 1 to Loan Agreement dated May 9, 1997 between Physician Support Systems, Inc. and its subsidiaries and CoreStates Bank, N.A.

   27                                    Financial Data Schedule