Form 10-Q
period 1997-06-30
PHYSICIAN SUPPORT SYSTEMS INC
filed 1997-08-13
CIK 878760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   ---------
                                   FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from           to
                                             --------    --------

                        Commission File Number 33-80731

                                   ---------

                        PHYSICIAN SUPPORT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3624081
(State or other jurisdiction                            (I.R.S. Employer
    of incorporation or                               Identification No.)
       organization)

    ROUTE 230 AND EBY-CHIQUES ROAD
       MT. JOY, PENNSYLVANIA                                 17552
(Address of principal executive offices)                   (Zip Code)

                                 (717) 653-5340
                                 --------------

               Registrant's telephone number, including area code
                                   ---------
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes      X                    No
                      -------                     -------

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.001 per share                9,720,033 Shares
   ---------------------------------------                ----------------
                Class                                      Outstanding at
                                                           August 10, 1997

                Physician Support Systems, Inc. And Subsidiaries
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
                 June 30, 1997 and December 31, 1996                          2
          Condensed Consolidated Statements of Operations -
                 Three and Six Months Ended June 30, 1997 and 1996            3
          Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1997 and 1996                      4
          Notes to Condensed Consolidated Financial Statements                5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             7


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                  10

Item 6. Exhibits                                                             10

Signatures                                                                   11

Exhibit Index                                                                12

Part I. Financial Information
Item 1. Financial Statements

                Physician Support Systems, Inc. And Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                     June 30,      December 31,
                                                       1997            1996
                                                       ----            ----
                                                    (Unaudited)
              ASSETS
Current assets:
   Cash and cash equivalents.....................  $    355,010    $ 3,826,018
   Accounts receivable...........................    22,673,741     17,458,338
   Accounts receivable - unbilled................    15,198,655     11,149,811
   Prepaid expenses and other current assets.....     2,349,402      1,991,689
                                                   ------------   ------------
      Total current assets.......................    40,576,808     34,425,856
Property and equipment - net.....................     9,052,539      9,092,630
Intangible assets - net..........................    59,007,843     44,556,022
Due from related parties.........................     1,179,679      1,054,038
Other assets.....................................     2,851,209      2,776,902
                                                   ------------   ------------
      Total......................................  $112,668,078   $ 91,905,448
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................  $  1,844,045   $  2,135,924
   Accrued expenses..............................    14,673,343     16,805,042
   Current portion of other long-term
      liabilities................................     1,114,966        969,623
   Current portion of due to related parties.....       137,543        463,736
   Deferred income taxes.........................        31,347         31,347
                                                   ------------   ------------
      Total current liabilities..................    17,801,244     20,405,672
                                                   ------------   ------------
Long-term debt...................................    39,798,000     20,017,027
                                                   ------------   ------------
Other long-term liabilities......................     2,675,924      3,676,052
                                                   ------------   ------------
Due to related parties...........................       712,244        771,695
                                                   ------------   ------------
Deferred income taxes............................     1,322,263      1,322,263
                                                   ------------   ------------
Commitments and contingencies....................            --             --
                                                   ------------   ------------
Stockholders' equity:
   Preferred stock, par value $.01 per share:
      authorized 10,000,000 shares: none
      outstanding
   Common stock, par value $.001 per share:
      authorized 100,000,000 shares: outstanding
      9,720,033 and 9,156,101 shares at June 30,
      1997 and December 31, 1996 respectively....         9,720          9,156
Additional paid-in capital.......................    58,740,799     55,194,229
Retained earnings (accumulated deficit)..........    (8,392,116)   ( 9,490,646)
                                                   ------------   ------------
      Total stockholders' equity.................    50,358,403     45,712,739
                                                   ------------   ------------
      Total......................................  $112,668,078   $ 91,905,448
                                                   ============   ============

           See notes to condensed consolidated financial statements.

                Physician Support Systems, Inc. And Subsidiaries
                Condensed Consolidated Statements Of Operations



                                          Three Months Ended June 30,      Six Months Ended June 30,
                                          ---------------------------      -------------------------
                                              1997           1996               1997             1996
                                              ----           ----               ----             ----
                                          (Unaudited)     (Unaudited)       (Unaudited)       (Unaudited)
Revenues................................  $27,346,500     $17,539,517       $52,745,824     $34,269,904
                                          -----------     -----------       -----------     -----------
Operating expenses:
  Salaries and wages....................   13,718,450       9,206,902        26,891,844      18,039,616
  General and administrative............    9,509,257       7,148,595        18,983,960      13,233,822
  Depreciation and amortization.........    1,581,509       1,292,905         3,028,764       2,555,866
  Interest income.......................      (26,024)       (254,246)          (58,003)       (443,556)
  Interest expense......................      725,227         260,970         1,254,261         536,343
  Other (income) expense................           --         111,588                --         102,166
  Merger costs..........................           --       1,150,000                --       1,150,000
  Restructuring charge..................           --       2,500,000           750,000       2,500,000
                                          -----------     -----------       -----------     -----------
Income (loss) before income taxes
  (benefit).............................    1,838,081      (3,877,197)        1,894,998      (3,404,353)
Income taxes (benefit)..................      771,994        (630,000)          796,469        (656,000)
                                          -----------     -----------       -----------     -----------
Net income (loss).......................    1,066,087      (3,247,197)        1,098,529      (2,748,353)
Pro forma income taxes (benefit)........           --        (366,535)               --        (153,337)
                                          -----------     -----------       -----------     -----------
Pro forma net income (loss).............    1,066,087      (2,880,662)        1,098,529      (2,595,016)
Preferred stock dividends...............           --              --                --          36,320
                                          -----------     -----------       -----------     -----------
Pro forma net income (loss) applicable
  to common stock.......................  $ 1,066,087     $(2,880,662)      $ 1,098,529     $(2,631,336)
                                          ===========     ===========       ===========     ===========
Pro forma earnings (loss) per share.....  $      0.11     $     (0.33)      $      0.11     $     (0.34)
                                          ===========     ===========       ===========     ===========
Weighted average shares outstanding.....    9,736,947       8,604,323         9,577,011       7,638,138
                                          ===========     ===========       ===========     ===========

           See notes to condensed consolidated financial statements.

                Physician Support Systems, Inc. And Subsidiaries
                Condensed Consolidated Statements Of Cash Flows

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1997           1996
                                                          ----           ----
                                                       (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net  income.......................................  $ 1,098,529    $(2,748,353)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation and amortization................    3,028,764      2,530,867
       Deferred income taxes........................           --       (658,177)
       Loss on disposal of property and equipment...           --        122,609
       Other long-term liabilities..................      156,965       (174,854)
       Changes in operating assets and liabilities:
          Accounts receivable.......................   (4,465,886)       666,250
          Accounts receivable - unbilled............   (2,060,891)      (510,616)
          Prepaid expenses and other current
             assets and other assets................     (425,671)      (502,136)
          Accounts payable..........................   (1,102,261)       240,174
          Accrued expenses..........................   (2,091,386)     1,840,019
                                                      -----------    -----------
    Net cash provided by (used in) operating
      activities....................................   (5,861,837)       805,783
                                                      -----------    -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired................  (14,139,183)   (15,581,515)
  Deferred purchase price...........................     (414,583)            --
  Capital expenditures..............................   (1,293,398)      (766,314)
                                                      ------------   ------------
    Net cash used in investing activities...........  (15,847,164)   (16,347,829)
                                                      ------------   ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock............           --     43,556,217
  Proceeds from long-term borrowings................   19,780,973         88,636
  Repayment of short-term borrowings................           --       (600,000)
  Principal payments on long-term debt..............     (586,274)   (10,571,052)
  Principal payments on capital lease obligations...     (445,421)      (159,509)
  Due to/from related parties.......................     (511,285)    (1,233,259)
  Common stock dividends............................           --       (143,011)
  Redemption of preferred stock.....................           --     (2,932,032)
  Redeemable preferred stock distributions..........           --        (36,320)
                                                      -----------    ------------
    Net cash provided by financing activities.......   18,237,993     27,969,670
                                                      -----------    -----------
Net increase (decrease) in cash and
  cash equivalents..................................   (3,471,008)    12,427,624
Cash and cash equivalents, beginning of
  period............................................    3,826,018      1,691,758
                                                      -----------    -----------
Cash and cash equivalents, end of period............  $   355,010    $14,119,382
                                                      ===========    ===========
Supplemental investing activity:
  Fair value of assets acquired.....................  $20,155,912    $19,876,748
  Stock issued in acquisitions......................   (3,547,132)      (250,000)
  Cash acquired.....................................           --       (316,877)
  Liabilities assumed...............................   (2,274,597)    (1,466,356)
  Deferred purchase price...........................     (195,000)    (2,262,000)
                                                      ------------   ------------
    Net cash paid for acquisitions..................  $14,139,183    $15,581,515
                                                      ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest...........................  $ 1,103,432    $ 1,540,519
                                                      ===========    ===========
   Capital lease obligations incurred in
     acquisition of equipment.......................  $        --    $        --
                                                      ===========    ===========

           See notes to condensed consolidated financial statements.

                Physician Support Systems, Inc. And Subsidiaries
              Notes To Condensed Consolidated Financial Statements
               Three and Six Months Ended June 30, 1997 and 1996

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

      The unaudited financial information contained herein reflects all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1997 and 1996.

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

      On February 5, 1997, the Company acquired 100 percent of the outstanding common stock of Physerv Solutions, Inc. ("Physerv") for approximately $10,109,000 in cash plus 563,934 shares of common stock. The Company has begun to merge the operations of Spring into Physerv, and will complete this assimilation as soon as is practicable (see Note 5).

      The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated on January 1, 1996 the acquisitions of the businesses accounted for under the purchase method of accounting since January 1, 1996 are as follows:

                                 Six Months Ended June 30,
                                 -------------------------
                                1997                  1996
                                ----                  ----

Revenues                     $53,514,129            $50,175,942
                             ===========            ===========
Net income (loss)            $ 1,174,700            $(1,962,292)
                             ===========            ===========
Earnings (loss) per share    $      0.12            $     (0.20)
                             ===========            ===========
Weighted average shares        9,720,033              9,720,033
                             ===========            ===========

4. Long-Term Debt

        Long-term debt consists of the following:

                                             June 30,   December 31,
                                               1997         1996
                                               ----         ----
Loan Agreement Acquisition Line
 borrowings, Overnight Market Rate
 (6.37% at June 30, 1997)...............   $30,000,000  $12,017,027
Loan Agreement Working Capital Line
 borrowings, Intermediate Market
 Rate (7.02% at June 30, 1997)..........     4,298,000    2,500,000
Spring acquisition subordinated note,
 7.6%, payable on August 12, 2003.......     5,500,000    5,500,000
                                           -----------  -----------
                                           $39,798,000  $20,017,027
                                           ===========  ===========

5. Restructuring Charge

      As previously reported, results at the Company's Spring subsidiary located in Stockton, California, in the three months ended June 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges which resulted in lower revenues during that period. In addition, the Company incurred increased salary and general and administrative expenses in an attempt to increase production. To address these operating inefficiencies, among other actions, the Company decided to replace certain computer hardware and software at Spring with other operating software. The Company recorded a restructuring charge in the three months ended June 30, 1996 of approximately $1,600,000 related to the write-off of certain computer hardware and software, and costs associated with the introduction of a new management team, some limited severance activity and other transition items. During the three months ended December 31, 1996, the Spring operating inefficiencies led to client dissatisfaction. The Company incurred increased salary and general and administrative costs in an attempt to increase client satisfaction. However, these efforts were unsuccessful, and led to the loss of clients and loss of related revenues. As a result, in accordance with Statement of Financial Accounting Standards No. 121, the Company determined that certain identifiable intangible assets (primarily customer contracts), and goodwill, were not recoverable from future cash flows of Spring, and accordingly, an impairment loss of approximately $6,578,000 was recorded in the year ended December 31, 1996. In addition, in conjunction with the Company's acquisition on February 5, 1997 of Physerv, which like Spring, serves only anesthesiologists, the Company decided to fold the remaining Spring business into Physerv, in order to develop a profitable, national approach to the anesthesia market. This entails exiting the processing of physician charges in remote Spring locations and performing such processing activities at more efficient central anesthesia processing locations. As a result of this assimilation, the Company recorded a charge of $750,000 in the three months ended March 31, 1997 primarily for severance and lease terminations related to exiting processing activities at Spring.

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

7. Related Party Transactions

      Legal services provided by related parties were approximately $1,054,000 and $827,000 in the three months ended June 30, 1997 and 1996, respectively and $1,816,000 and $1,664,000 in the six months ended June 30, 1997 and 1996, respectively.

      Rent paid to related parties was approximately $109,000 and $9,000 for the three months ended June 30, 1997 and 1996, respectively and $189,000 and $9,000 for the six months ended June 30, 1997 and 1996, respectively.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

   The Company is a leading provider of business management services to hospitals and physicians. The Company's services include preparation and follow-up on bills for medical services provided, assisting providers in qualifying patients for state medicaid eligibility, collecting past due accounts, and providing other business management services on an outsource basis. The Company is generally compensated with a management fee based upon net receipts of its clients.

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

   On February 5, 1997, the Company acquired 100 percent of the outstanding common stock of Physerv for approximately $10,109,000 in cash plus 563,934 shares of common stock. The Company has begun to merge the operations of Spring into Physerv, and will complete this assimilation as soon as is practicable.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods presented, the percentages of net revenue represented by certain items reflected in the Company's statement of operations.


                                    Three Months Ended June 30,     Six Months Ended June 30,
                                    ---------------------------    --------------------------
                                     1997             1996                1997        1996
                                     ----             ----                ----        ----
Revenues                            100.0%           100.0%              100.0%      100.0%
Salaries and wages                   50.2%            52.5%               51.0%       52.6%
General and administrative           34.8%            40.8%               36.0%       38.6%
Depreciation and amortization         5.8%             7.4%                5.7%        7.5%
Interest expense (income), net        2.5%             0.0%                2.3%        0.2%
Other expense (income), net           0.0%             0.6%                0.0%        0.3%
Merger costs                          0.0%             6.6%                0.0%        3.4%
Restructuring charge                  0.0%            14.2%                1.4%        7.3%
                                     -----           ------               -----      ------
Income (loss) before income taxes
   (benefit)                          6.7%           (22.1)%               3.6%       (9.9)%
Income taxes (benefit)                2.8%            (3.6)%               1.5%       (1.9)%
                                     -----           -------              -----      -------
Net income (loss)                     3.9%           (18.5)%               2.1%       (8.0)%
Pro forma income taxes (benefit)      0.0%            (2.1)%               0.0%       (0.4)%
                                     -----           ------               -----      ------
Pro forma net income (loss)           3.9%           (16.4)%               2.1%       (7.6)%
                                     =====           =======              =====      ======

Revenues

    Revenues increased 55.9% from $17,539,517 for the three months ended June 30, 1996 to $27,346,500 for the three months ended June 30, 1997 and 53.9% from $34,269,904 for the six months ended June 30, 1996 to $52,745,824 for the six months ended June 30, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997 plus increased revenues from the addition of new clients, offset, in part, by decreased revenues from lost clients. In addition, the Company's revenues during the three months ended March 31, 1997 were adversely affected by operating inefficiencies in the processing of physician charges at Spring, the Company's subsidiary located in Stockton, California. See "Restructuring Charge."

Salaries and Wages

    Salaries and wages increased 49.0% from $9,206,902 for the three months ended June 30, 1996 to $13,718,450 for the three months ended June 30, 1997 and 49.1% from $18,039,616 for the six months ended June 30, 1996 to $26,891,844 for the six months ended June 30, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997 and increases in the number of clients served by the Company. As a percentage of revenues, salaries and wages were lower in the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996 primarily due to efficiencies at businesses acquired in mergers accounted for as poolings of interest subsequent to June 30, 1996 but prior to December 31, 1996.

General and Administrative Expenses

    General and administrative expenses increased 33.0% from $7,148,595 for the three months ended June 30, 1996 to $9,509,258 for the three months ended June 30, 1997 and 43.5% from $13,233,822 for the six months ended June 30, 1996 to $18,983,960 for the six months ended June 30, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997 and increases in the number of clients served by the Company. As a percentage of revenues, general and administrative expenses were lower in the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996 primarily due to efficiencies at businesses acquired in mergers accounted for as poolings of interests subsequent to June 30, 1996 but prior to December 31, 1996, offset by increased administrative costs associated with being a publicly traded company.

Depreciation and Amortization

    Depreciation and amortization increased 22.3% from $1,292,905 for the three months ended June 30, 1996 to $1,581,509 for the three months ended June 30, 1997 and 18.5% from $2,555,866 for the six months ended June 30, 1996 to $3,028,764 for the six months ended June 30, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997, offset, in part, by reductions in depreciation and amortization expense due to the write off of Spring fixed and intangible assets. See "Restructuring Charge."

Interest Income

    Interest income decreased from $254,246 for the three months ended June 30, 1996 to $26,024 for the three months ended June 30, 1997 and from $443,556 for the six months ended June 30, 1996 to $58,003 for the six months ended June 30, 1997 primarily as a result of lower levels of excess cash invested in 1997 compared to 1996.

Interest Expense

    Interest expense increased from $260,970 for the three months ended June 30, 1996 to $725,227 for the three months ended June 30, 1997 and from $536,343 for the six months ended June 30, 1996 to $1,254,261 for the six months ended June 30, 1997. Such increases resulted primarily from increased levels of borrowings in 1997 resulting from businesses acquired during 1996 and 1997.

Restructuring Charge

    As previously reported, results at the Company's Spring subsidiary located in Stockton, California in the three months ended June 30, 1996 were adversely affected by operating inefficiencies in the processing of physician charges which resulted in lower revenues during that period. In addition, the Company incurred increased salary and general and administrative expenses in an attempt to increase production. To address these operating inefficiencies, among other actions, the Company decided to replace certain computer hardware and software at Spring with other operating software. The Company recorded a restructuring charge in the three months ended June 30, 1996 of approximately $1,600,000 related to the write-off of certain computer hardware and software, and costs associated with the introduction of a new management team, some limited severance activity and other transition items. During the three months ended December 31, 1996, the Spring operating inefficiencies led to client dissatisfaction. The Company incurred increased salary and general and administrative costs in an attempt to increase client satisfaction. However, these efforts were unsuccessful, and led to the loss of clients and loss of related revenues. As a result, in accordance with Statement of Financial Accounting Standards No. 121, the Company determined that certain identifiable intangible assets (primarily customer contracts) and goodwill were not recoverable from future cash flows of Spring, and accordingly, an impairment loss of approximately $6,578,000 was recorded in the year ended December 31, 1996. In addition, in conjunction with the Company's acquisition on February 5, 1997 of Physerv, which like Spring, serves only anesthesiologists, the Company decided to fold the remaining Spring business into Physerv, in order to develop a profitable, national approach to the anesthesia market. This entails exiting the processing of physician charges in remote Spring locations and performing such processing activities at more efficient central anesthesia processing locations. As a result of this assimilation, the Company recorded a charge of $750,000 in the three months ended March 31, 1997 primarily for severance and lease terminations related to exiting processing activities at Spring.

Income Taxes (Benefit) and Pro Forma Income Taxes

    The Company's historical effective rates for income taxes (benefit) changed from (16.2%) for the three months ended June 30, 1996 to 42.0% for the three months ended June 30, 1997 and from (19.3%) for the six months ended June 30, 1996 to 42.0% for the six months ended June 30, 1997. Such changes were primarily attributable to mergers with two companies subsequent to June 30, 1996, but prior to December 31, 1996, that were accounted for as poolings of interests. Both companies had been taxed as "S" Corporations, and their historical financial statements, which are now included in the Company's consolidated financial statements, did not include provisions for income taxes. Pro forma income taxes are presented for the three and six months ended June 30, 1996 to show what income taxes would have been had these two companies been taxed as "C" Corporations at that time. In addition, changes in the effective income tax rate also resulted from differing levels in each year of projected annual pretax income and the effect on such projected levels of items not deductible for Federal and State income tax purposes.

Pro Forma Net Income and Pro Forma Earnings Per Share

    Pro forma net income and pro forma earnings per share result from the accumulation of the items described above and the increase in the weighted average number of shares outstanding in the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996 resulting from shares issued in the Company's initial public offering of common stock and additional shares of common stock issued as consideration in acquisitions accounted for as purchases in 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital and cash and cash equivalents were $22,776,000 and $355,000, respectively, at June 30, 1997 compared to $14,020,000 and $3,826,000, respectively, at December 31, 1996.

    The Company's total long-term debt, including current portion and amounts due to related parties was $40,648,000 at June 30, 1997 compared to $21,252,000 at December 31, 1996. Such increase at June 30, 1997 was primarily attributable to increased borrowings resulting from the acquisition of PhyServ on February 5, 1997, plus borrowings during the six months ended June 30, 1997 to pay transaction fees associated with the PhyServ acquisition and other acquisitions that were consummated in the second half of 1996 and borrowings to fund changes in working capital items, primarily increases in billed and unbilled accounts receivable associated with increases in revenues and increases in days of billed accounts receivable outstanding.

    As of July 30, 1997, the Company had received commitments from its banks for a $55 million credit facility to support its future acquisition program and working capital needs. Subsequent to July 30, 1997, the Company received commitments for an additional $10 million for that facility. The Company anticipates that the facility will be secured by a pledge of the capital stock of all its subsidiaries.

    The Company believes anticipated cash flow from operations, cash and cash equivalents on hand and borrowing capacity from its Loan Agreement and credit facility commitment are adequate for its anticipated operating needs.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company held its 1997 annual meeting of stockholders on June 4, 1997. In addition to re-electing all of the Company's directors, stockholders ratified the election of Deloitte & Touche LLP as the Company's independent auditors for 1997 and approved a change in the Company's corporate name to "Physician & Hospital Support Services, Inc." A total of 5,477,029 votes were cast for, 60,901 votes were cast against or withheld, and there were 385,798 abstentions with respect to, the election of each of the directors. A total of 5,701,420 votes were cast for, 162,401 votes were cast against or withheld, and there were 59,907 abstentions with respect to, the ratification of Deloitte & Touche LLP as the Company's independent auditors for 1997. A total of 5,254,223 votes were cast for, 628,538 votes were cast against or withheld, and there were 2,120 abstentions with respect to, changing the Company's corporate name to "Physician & Hospital Support Services, Inc."

Item 6. Exhibits

(a) Exhibits

    Exhibit
    Number                      Description
    ------                      -----------

      3.1                       Amended and Restated By-laws, as amended June 2, 1997

     10.1                       Employment Agreement as of June 2, 1997 between Physician Support
                                Systems, Inc., and James M. Drinkwater

     27                         Financial Data Schedule

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.

                                     PHYSICIAN SUPPORT SYSTEMS, INC.

                                     By: /s/ DAVID S. GELLER
                                     ------------------------------
                                     DAVID S. GELLER
                                     SENIOR VICE PRESIDENT
                                     CHIEF FINANCIAL OFFICER

                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                         Description
------                         -----------
    3.1                        Amended and Restated By-laws, as amended June 2, 1997

   10.1                        Employment Agreement as of June 2, 1997 between Physician Support
                               Systems, Inc., and James M. Drinkwater

   27                          Financial Data Schedule