Form 10-Q
period 1997-09-30
PHYSICIAN SUPPORT SYSTEMS INC
filed 1997-11-06
CIK 878760

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               ----------------
                                   FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                      or

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _________ to _________

                        Commission File Number 33-80731

                               ----------------

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

                                --------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X         No
                    -------         -------

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.001 per share               9,732,033 Shares
  ---------------------------------------               ----------------
                Class                                    Outstanding at
                                                        October 27, 1997

               Physician Support Systems, Inc. And Subsidiaries
                                     INDEX

PART I.  FINANCIAL INFORMATION                                  Page No.
                                                                --------
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets--
   September 30, 1997 and December 31, 1996                         2

Condensed Consolidated Statements of Operation--
   Three and Nine Months Ended September 30,
   1997 and 1996                                                    3

Condensed Consolidated Statements of Cash Flows--
   Nine Months Ended September 30, 1997 and 1996                    4

Notes to Condensed Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8


PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                  12

Signatures                                                         13

Exhibit Index                                                      14

Part I.  Financial Information
Item 1.  Financial Statements

                Physician Support Systems, Inc. And Subsidiaries
                     Condensed Consolidated Balance Sheets


                                           September 30,    December 31,
                                           -------------    ------------
                                               1997             1996
                                               ----             ----
                 ASSETS                     (Unaudited)
Current assets:
  Cash and cash equivalents.............  $      643,441   $   3,826,018
  Accounts receivable...................      25,698,479      17,458,338
  Accounts receivable--unbilled.........      15,859,389      11,149,811
  Prepaid expenses and
   other current assets.................       2,905,511       1,991,689
                                          ---------------  -------------
    Total current assets................      45,106,820      34,425,856
Property and equipment--net.............      10,036,702       9,092,630
Intangible assets--net..................      58,060,653      44,556,022
Due from related parties................       1,390,369       1,054,038
Other assets............................       2,831,720       2,776,902
                                          ---------------  -------------
    Total...............................  $  117,426,264   $  91,905,448
                                          ===============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................  $    1,776,668   $   2,135,924
  Accrued expenses......................      14,289,418      16,805,042
  Current portion of other long-term
   liabilities..........................       1,152,914         969,623
  Current portion of due to related
   parties..............................         140,112         463,736
  Deferred income taxes.................          31,347          31,347
                                          ---------------  -------------
    Total current liabilities...........      17,390,459      20,405,672
                                          ---------------  -------------
Long-term debt..........................      43,057,978      20,017,027
                                          ---------------  -------------
Other long-term liabilities.............       2,983,806       3,676,052
                                          ---------------  -------------
Due to related parties..................         676,573         771,695
                                          ---------------  -------------
Deferred income taxes...................       1,322,263       1,322,263
                                          ---------------  -------------
Commitments and contingencies...........
Stockholders' equity:
  Preferred stock, par value $.01 per
    share: authorized 10,000,000 shares:
    none outstanding....................
  Common stock, par value $.001 per
  share: authorized 100,000,000
  shares: outstanding 9,720,033 and
  9,156,101 shares at September 30, 1997
  and December 31, 1996 respectively....           9,720           9,156
Additional paid-in capital..............      58,740,799      55,194,229
Retained earnings (accumulated deficit).      (6,755,334)     (9,490,646)
                                          ---------------  -------------
    Total stockholders' equity..........      51,995,185      45,712,739
                                          ---------------  -------------
    Total...............................  $  117,426,264   $  91,905,448
                                          ===============  =============

           See notes to condensed consolidated financial statements.

               Physician Support Systems, Inc. And Subsidiaries
                Condensed Consolidated Statements Of Operations




                                          Three Months Ended September 30,  Nine Months Ended September 30,
                                          --------------------------------  -------------------------------
                                               1997              1996             1997             1996
                                               ----              ----             ----             ----
                                           (Unaudited)       (Unaudited)       (Unaudited)     (Unaudited)

Revenues................................  $  28,995,780     $  19,774,785    $   81,741,604   $  54,044,689
                                          -------------     -------------    --------------   -------------
Operating expenses:
   Salaries and wages...................     14,370,104         9,929,898        41,261,948      27,969,515
   General and administrative...........      9,508,064         6,589,681        28,492,060      19,823,503
   Depreciation and amortization........      1,539,143         1,337,647         4,567,871       3,893,513
   Interest income......................        (34,923)         (166,617)          (92,927)       (610,173)
   Interest expense.....................        791,353           221,711         2,045,614         758,054
   Other (income) expense...............            ---            20,444               ---         122,609
   Merger costs.........................            ---         1,200,000               ---       2,350,000
   Restructuring charges................            ---               ---           750,000       2,500,000
                                          -------------     -------------    --------------   -------------
Income (loss) before income taxes
   (benefit)............................      2,822,039           642,021         4,717,038      (2,762,332)
Income taxes (benefit)..................      1,185,257         2,902,258         1,981,726       2,246,258
                                          -------------     -------------    --------------   -------------
Net income (loss).......................      1,636,782        (2,260,237)        2,735,312      (5,008,590)
Pro forma income taxes (benefit)........            ---        (1,425,343)              ---      (1,578,681)
                                          -------------     -------------    --------------   -------------
Pro forma net income (loss).............      1,636,782          (834,894)        2,735,312      (3,429,909)
Preferred stock dividends...............            ---               ---               ---          36,320
                                          -------------     -------------    --------------   -------------
Pro forma net income (loss) applicable
   to common  stock.....................  $   1,636,782     $    (834,894)   $    2,735,312   $  (3,466,229)
                                          =============     ==============   ==============   =============
Pro forma earnings (loss) per share.....  $        0.17     $       (0.09)   $         0.28   $       (0.43)
                                          =============     ==============   ==============   =============
Weighted average shares outstanding.....      9,849,024         8,824,625         9,640,843       8,006,589
                                          =============     ==============   ==============   =============

           See notes to condensed consolidated financial statements.

               Physician Support Systems, Inc. And Subsidiaries
                Condensed Consolidated Statements Of Cash Flows

                                          Nine Months Ended September 30,
                                          --------------------------------
                                               1997             1996
                                          ---------------  ---------------
                                            (Unaudited)      (Unaudited)
Cash flows from operating activities:
 Net income (loss)......................  $    2,735,312   $   (5,011,829)
 Adjustments to reconcile net income to
  net cash provided by (used
  in) operating activities:
    Depreciation and amortization.......       4,567,871        3,896,724
    Deferred income taxes...............         ---            2,150,683
    Loss on disposal of property and
     equipment..........................         ---              122,609
    Other long-term liabilities.........          42,168         (341,866)
    Changes in operating assets and
     liabilities:
     Accounts receivable................      (7,490,624)        (653,254)
     Accounts receivable--unbilled......      (2,721,625)        (583,985)
     Prepaid expenses and other current
      assets and other assets...........        (924,329)      (1,869,361)
     Accounts payable...................      (1,169,639)      (1,092,543)
     Accrued expenses...................      (2,426,561)       4,027,900
                                          ---------------  ---------------
   Net cash provided by (used in)
    operating activities................      (7,387,427)         645,078
                                          ---------------  ---------------

Cash flows from investing activities:
 Acquisitions, net of cash acquired.....     (14,139,183)     (21,557,373)
 Deferred purchase price................        (463,333)      (1,166,667)
 Capital expenditures...................      (2,188,488)      (1,592,302)
                                          ---------------  ---------------
   Net cash used in investing activities     (16,791,004)     (24,316,342)
                                          ---------------  ---------------

Cash flows from financing activities:
 Net proceeds from sale of common stock.         ---           43,556,217
 Proceeds from long-term borrowings.....      23,040,952          168,635
 Proceeds from short-term borrowings....          ---           3,371,875
 Repayment of short-term borrowings.....          ---            (600,000)
 Principal payments on long-term debt...        (586,274)     (14,267,809)
 Principal payments on capital lease
  obligations...........................        (703,750)        (370,693)
 Due to/from related parties............        (755,074)        (393,439)
 Common stock dividends.................          ---          (1,196,112)
 Redemption of preferred stock..........          ---          (2,932,032)
 Redeemable preferred stock
  distributions.........................          ---             (36,319)
                                          ---------------  ---------------
   Net cash provided by financing
    activities..........................      20,995,854       27,300,323
                                          ---------------  ---------------

Net increase (decrease) in cash and
 cash equivalents.......................      (3,182,577)       3,629,059
Cash and cash equivalents, beginning of
 period.................................       3,826,018        1,691,758
                                          ---------------  ---------------
Cash and cash equivalents, end of period  $      643,441   $    5,320,817
                                          ===============  ===============
Supplemental investing activity:
 Fair value of assets acquired..........  $   20,155,912   $   31,589,439
 Stock issued in acquisitions...........      (3,547,132)         ---
 Cash acquired..........................         ---             (490,231)
 Liabilities assumed....................      (2,274,597)      (7,279,835)
 Deferred purchase price................        (195,000)      (2,262,000)
                                          ---------------  ---------------
   Net cash paid for acquisitions.......  $   14,139,183   $   21,557,373
                                          ===============  ===============

Supplemental disclosure of cash flow
 information:
 Cash paid for interest.................  $    1,688,777   $    1,574,066
                                          ===============  ===============
 Capital lease obligations incurred in
  acquisition of equipment..............  $      718,955   $    1,073,235
                                          ===============  ===============

           See notes to condensed consolidated financial statements.

               Physician Support Systems, Inc. And Subsidiaries
             Notes To Condensed Consolidated Financial Statements
            Three and Nine Months Ended September 30, 1997 and 1996


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

     The unaudited financial information contained herein reflects all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1997 and 1996.

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

     On February 5, 1997, the Company acquired 100 percent of the outstanding common stock of Physerv Solutions, Inc. ("Physerv") for approximately $10,109,000 in cash plus 563,934 shares of common stock. The Company has begun to merge the operations of Spring into Physerv, and will complete this assilimation as soon as is practicable (see Note 5).

     The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated on January 1, 1996 the acquisitions of the businesses accounted for under the purchase method of accounting since January 1, 1996 are as follows:

                                             Nine Months Ended September 30,
                                            --------------------------------
                                                 1997              1996
                                            --------------     -------------
Revenues                                    $   82,509,909     $  75,561,362
                                            ==============     =============

Net income                                  $    3,253,414     $     736,948
                                            ==============     =============

Earnings per share                          $         0.33     $        0.08
                                            ==============     =============

Weighted average shares                          9,720,033         9,720,033
                                            ==============     =============

4.  Long-Term Debt

Long-term debt consists of the                   September 30,     December 31,
 following:                                          1997              1996
                                                     ----              ----
Amended Agreement Adjusted LIBOR Rate
 borrowings (7.5% at September 30, 1997)....  $  36,000,000      $     ---
Amended Agreement Prime Rate borrowings
 (8.5% at September 30, 1997)...............      1,557,978            ---
Loan Agreement Acquisition Line
 borrowings, Overnight Market Rate
 (6.2% at December 31, 1997)................        ---             12,017,027
Loan Agreement Working Capital Line
 borrowings, Intermediate Market Rate
 (6.8% at December 31, 1997)................        ---              2,500,000
Spring acquisition subordinated note,
 7.6%, payable on August 12, 2003                 5,500,000          5,500,000
                                              -------------      -------------
                                              $  43,057,978      $  20,017,027
                                              =============      =============

     On September 8, 1997, the Company amended its Loan Agreement (the "Loan Agreement") with its bank and entered into an Amended and Restated Loan Agreement (the "Amended Agreement") with three banks which allows for a $65,000,000 Revolving Credit Facility. Under the Amended Agreement, the Company may borrow, repay, and reborrow amounts through September 8, 2000, at which time all borrowings become due. Borrowings may, at the Company's option, bear interest at the Prime Rate or the Adjusted LIBOR Rate (London Interbank Offered Rate plus up to 1.75%). Borrowings are secured by a pledge of the common stock of the Company's subsidiaries.

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

7.  Related Party Transactions

     Legal services provided by related parties were approximately $1,055,000 and $497,000 in the three months ended September 30, 1997 and 1996, respectively and $2,872,000 and $2,161,000 in the nine months ended September 30, 1997 and 1996, respectively.

     Rent paid to related parties was approximately $113,000 and $18,000 for the three months ended September 30, 1997 and 1996, respectively and $302,000 and $27,000 for the nine months ended September 30, 1997 and 1996, respectively.

8.  Subsequent Event

     On October 14, 1997, the Company announced that it had entered into a definitive agreement with National Data Corporation ("NDC"), pursuant to which NDC will acquire the Company. NDC is a leading provider of information services and systems for the health care and payment systems markets.

     Under the terms of the definitive agreement, each share of the Company's common stock will be exchanged for .435 shares of NDC common stock, subject to adjustment based on the average trading price of a share of NDC common stock prior to closing in the event such price is greater than $47.126 per share or less than $36.782 per share. The acquisition will be accounted for as a pooling-of-interests and is expected to close by the end of January 1998, subject to customary conditions, including approval of the Company's stockholders and expiration of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

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

                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                   --------------------------------      -------------------------------
                                    1997                   1996           1997                     1996
                                    ----                   ----           ----                     ----
Revenues                          100.0%                  100.0%         100.0%                   100.0%
Salaries and wages                 49.6%                   50.2%          50.5%                    51.8%
General and administrative         32.8%                   33.3%          34.9%                    36.7%
Depreciation and
 amortization                       5.3%                    6.8%           5.6%                     7.2%
Interest expense (income),
 net                                2.6%                    0.3%           2.4%                     0.3%
Other expense (income), net         0.0%                    0.1%           0.0%                     0.2%
Merger costs                        0.0%                    6.1%           0.0%                     4.3%
Restructuring charge                0.0%                    0.0%           0.9%                     4.6%
                            ------------------     -----------------  ----------------     ---------------------
Income (loss) before
 income taxes (benefit)             9.7%                    3.2%           5.7%                    (5.1)%
Income taxes (benefit)              4.1%                   14.7%           2.4%                     4.2%
                            ------------------     -----------------  ----------------     ---------------------
Net income (loss)                   5.6%                  (11.5)%          3.3%                    (9.3)%
Pro forma income taxes
 (benefit)                          0.0%                   (7.2)%          0.0%                    (3.0)%
                            ------------------     -----------------  ----------------     ---------------------
Pro forma net income (loss)         5.6%                   (4.3)%          3.3%                    (6.3)%
                            ==================     =================  ================     =====================

Revenues

  Revenues increased 46.6% from $19,774,785 for the three months ended September 30, 1996 to $28,995,780 for the three months ended September 30, 1997 and 51.2% from $54,044,689 for the nine months ended September 30, 1996 to $81,741,604 for the nine months ended September 30, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997 plus increased revenues from the addition of new clients, offset, in part, by decreased revenues from lost clients. In addition, the Company's revenues during the three months ended March

31, 1997 were adversely affected by operating inefficiencies in the processing of physician charges at Spring, the Company's subsidiary located in Stockton, California. See "Restructuring Charge."

Salaries and Wages

  Salaries and wages increased 44.7% from $9,929,898 for the three months ended September 30, 1996 to $14,370,104 for the three months ended September 30, 1997 and 47.5% from $27,969,515 for the nine months ended September 30, 1996 to $41,261,948 for the nine months ended September 30, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997 and increases in the number of clients served by the Company. As a percentage of revenues, salaries and wages were lower in the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996 primarily due to efficiencies gained at businesses previously acquired.

General and Administrative Expenses

  General and administrative expenses increased 44.3% from $6,589,681 for the three months ended September 30, 1996 to $9,508,064 for the three months ended September 30, 1997 and 43.7% from $19,823,503 for the nine months ended September 30, 1996 to $28,492,060 for the nine months ended September 30, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997 and increases in the number of clients served by the Company. As a percentage of revenues, general and administrative expenses were lower in the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996 primarily due to efficiencies gained at businesses previously acquired, offset by increased administrative costs associated with being a publicly traded company.

Depreciation and Amortization

  Depreciation and amortization increased 15.1% from $1,337,647 for the three months ended September 30, 1996 to $1,539,143 for the three months ended September 30, 1997 and 17.3% from $3,893,513 for the nine months ended September 30, 1996 to $4,567,871 for the nine months ended September 30, 1997. Such increases resulted primarily from businesses acquired during 1996 and 1997, offset, in part, by reductions in depreciation and amortization expense due to the write off of Spring fixed and intangible assets. See "Restructuring Charge."

Interest Income

  Interest income decreased from $166,617 for the three months ended September 30, 1996 to $34,923 for the three months ended September 30, 1997 and from $610,173 for the nine months ended September 30, 1996 to $92,927 for the nine months ended September 30, 1997 primarily as a result of lower levels of excess cash invested in 1997 compared to 1996.

Interest Expense

  Interest expense increased from $221,711 for the three months ended September 30, 1996 to $791,353 for the three months ended September 30, 1997 and from $758,054 for the nine months ended September 30, 1996 to $2,045,614 for the nine months ended September 30, 1997. Such increases resulted primarily from increased levels of borrowings in 1997 resulting from the acquisition of businesses during 1996 and 1997.

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

Income Taxes (Benefit) and Pro Forma Income Taxes

  The Company's historical effective rates for income taxes (benefit) changed from (16.2%) for the three months ended September 30, 1996 to 42.0% for the three months ended September 30, 1997 and from (19.3%) for the nine months ended September 30, 1996 to 42.0% for the nine months ended September 30, 1997. Such changes were primarily attributable to mergers with two companies subsequent to June 30, 1996, but prior to December 31, 1996, that were accounted for as poolings of interests. Both companies had been taxed as "S" Corporations, and their historical financial statements, which are now included in the Company's consolidated financial statements, did not include provisions for income taxes. Pro forma income taxes are presented for the three and nine months ended September 30, 1996 to show what income taxes would have been had these two companies been taxed as "C" Corporations at that time. In addition, changes in the effective income tax rate also resulted from differing levels in each year of projected annual pretax income and the effect on such projected levels of items not deductible for Federal and State income tax purposes.

Pro Forma Net Income and Pro Forma Earnings Per Share

  Pro forma net income and pro forma earnings per share result from the accumulation of the items described above and the increase in the weighted average number of shares outstanding in the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996 resulting from shares issued in the Company's initial public offering of common stock and additional shares of common stock issued as consideration in acquisitions accounted for as purchases in 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital and cash and cash equivalents were $27,716,000 and $643,000, respectively, at September 30, 1997 compared to $14,020,000 and $3,826,000, respectively, at December 31, 1996.

  The Company's total long-term debt, including current portion and amounts due to related parties was $43,875,000 at September 30, 1997 compared to $21,252,000 at December 31, 1996. Such increase at September 30, 1997 was primarily attributable to increased borrowings resulting from the acquisition of PhyServ on February 5, 1997, plus borrowings during the nine months ended September 30, 1997 to pay transaction fees associated with the PhyServ acquisition and other acquisitions that were consummated in the second half of 1996 and borrowings to fund changes in working capital items, primarily increases in billed and unbilled accounts receivable associated with increases in revenues and increases in days of billed accounts receivable outstanding.

  On September 8, 1997, the Company amended its Loan Agreement (the "Loan Agreement") with its bank and entered into an Amended and Restated Loan Agreement (the "Amended Agreement") with three banks which allows for a $65,000,000 Revolving Credit Facility. Under the Amended Agreement, the Company may borrow, repay, and reborrow amounts through September 8, 2000, at which time all borrowings become due. Borrowings may, at the Company's option, bear interest at the Prime Rate or the Adjusted LIBOR Rate (London Interbank Offered Rate plus up to 1.75%). Borrowings are secured by a pledge of the common stock of the Company's subsidiaries.

  The Company believes anticipated cash flow from operations, cash and cash equivalents on hand and borrowing capacity from the Agreement are adequate for its anticipated operating needs.

Recent Developments

  On October 14, 1997, the Company announced that it had entered into a definitive agreement with National Data Corporation ("NDC"), pursuant to which NDC will acquire the Company. NDC is a leading provider of information services and systems for the health care and payment systems markets.

  Under the terms of the definitive agreement, each share of the Company's common stock will be exchanged for .435 shares of NDC common stock, subject to adjustment based on the average trading price of a share of NDC common stock prior to closing in the event such price is greater than $47.126 per share or less than $36.782 per share. The acquisition will be accounted for as a pooling-of-interests and is expected to close by the end of January 1998, subject to customary conditions, including approval of the Company's stockholders and expiration of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act.

Part II.  Other Information

Item 6.  Exhibits

(a)  Exhibits

               Exhibit
                Number        Description
                ------        -----------

                 10.1 Amended and Restated Loan Agreement dated as of September 8, 1997 among Physician Support Systems, Inc., its subsidiaries named therein, the lenders named therein, and CoreStates Bank, N.A., as agent.

                 10.2 Collateral Pledge of Stock Agreement dated as of September 8, 1997 among Physician Support Systems, Inc., its subsidiaries named therein and CoreStates Bank, N.A., as agent.

                 27           Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 1997.

                                    PHYSICIAN SUPPORT SYSTEMS, INC.

                                    By: /s/ DAVID S. GELLER
                                    -----------------------
                                    DAVID S. GELLER
                                    SENIOR VICE PRESIDENT
                                    CHIEF FINANCIAL OFFICER

                                    (Duly Authorized Officer and
                                    Principal Financial Officer)

                                 EXHIBIT INDEX


          Exhibit
          Number        Description
          ------        -----------

          10.1 Amended and Restated Loan Agreement dated as of September 8, 1997 among Physician Support Systems, Inc., its subsidiaries named therein, the lenders named therein, and CoreStates Bank, N.A., as agent.

          10.2 Collateral Pledge of Stock Agreement dated as of September 8, 1997 among Physician Support Systems, Inc., its subsidiaries named therein and CoreStates Bank, N.A., as agent.

          27            Financial Data Schedule